Form 10QSB
period 1996-06-30
FIRST OZAUKEE CAPITAL CORP
filed 1996-08-19
CIK 920612

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               450 5TH STREET, N.W.
                              WASHINGTON, D. C. 20549



                                    FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                        OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to           Commission File No.
                                                       0-24664

                            FIRST OZAUKEE CAPITAL CORP.
              (Exact name of registrant as specified in its charter)

       Wisconsin                                     39-1781744
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)

W61 N526 Washington Avenue, Cedarburg, Wisconsin              53012
Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code (414) 377-0750

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X  .  No      .

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding July 31, 1996
Common Stock, par value $1.00 per share               627,478 Shares

                            FIRST OZAUKEE CAPITAL CORP.

                                    FORM 10-QSB

                        FOR THE QUARTER ENDED JUNE 30, 1996

                                       INDEX


PART I - Financial Information (Unaudited)

   Consolidated Statements of Financial Condition           1

   Consolidated Statements of Income                        2

   Consolidated Statements of Cash Flows                    3

   Notes to Consolidated Financial Statements               4

   Management's Discussion and Analysis of
      Financial Condition and Results of Operations         5

PART II - Other Information                                 9


                FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY

              Consolidated Statements of Financial Condition

                           (Dollars in Thousands)
                                             June 30,    September 30,
                                               1996          1995

    Assets                                          (Unaudited)

Cash and cash equivalents                           $  1,714      870
Securities:
  Available for sale, at market value (amortized
    cost of $12,033 and $4,490, respectively)         12,042    4,506
  Held to maturity at amortized cost (market
    value of $1,990 and $13,662, respectively)         1,998   13,587
Stock in Federal Home Loan Bank, at cost                 152      168
Mortgage-backed securities held to maturity,
  at amortized cost (market value of $3,683
  and $4,147, respectively)                            3,831    4,248
Loans receivable, net                                 16,306   13,747
Premises and equipment, net                              583      606
Accrued interest receivable:
  Securities and certificates of deposit                 267      291
  Mortgage-backed securities                              19       21
  Loans receivable                                        50       57
Other assets, including prepaid income
  taxes of $31 in 1995                                    49       81
    Total assets                                    $ 37,011   38,182

  Liabilities and Stockholders' Equity

Deposits                                            $ 28,214   29,349
Advances from borrowers for taxes and insurance          253      396
Other liabilities                                        237      242
Income taxes payable                                      49        -
   Total liabilities                                  28,753   29,987
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1.00 par value, 2,000,000
   shares authorized; shares issued - none                -         -
  Common stock, $1.00 par value; 4,000,000
   shares authorized; 627,478 and 603,345
   shares issued, respectively                           627      603
  Additional paid-in capital                           4,028    3,735
   Unearned ESOP compensation                           (223)    (241)
  Unearned BIP compensation                             (152)       -
  Unrealized gain (loss) on securities available
    for sale, net                                          5       10
  Retained earnings - substantially restricted         3,973    4,088
    Total stockholders' equity                         8,258    8,195
    Total liabilities and stockholders' equity      $ 37,011   38,182

See accompanying notes to consolidated financial statements.

               FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY

                         Consolidated Statements of Income
                             (Dollars in Thousands)
                            Three Months Ended       Nine Months Ended
                                  June 30,                June 30,
                                  1996        1995        1996   1995
Interest income:
  Loans receivable                 $    324      277      929      791
  Mortgage-backed securities             60       70      185      215
  Securities and other interest-
    earning assets                      263      291      796      798
    Total interest income               647      638    1,910    1,804
Interest expense:
  Deposits                              351      354    1,044      911
  Escrows and borrowed funds              1        1        4        4
    Total interest expense              352      355    1,048      915
    Net interest income                 295      283      862      889
Provision for loan losses                 5        5       14       14
    Net interest income after
      provision for loan losses         290      278      848      875
Noninterest income:
  Service charges on deposit accounts     3        3        8        7
  Gain (loss) on sale of securities
    available for sale                    4        -       46        -
  Gain (loss) on sale of loans
    receivable                            2        -        3        -
  Gain (loss) on sale of premises
    and equipment                         -        -        -       36
  Rental income                           3        2        7        9
  Other                                   3        1        7        4
    Total noninterest income             15        6       71       56
Noninterest expense:
  Compensation and benefits             160      128      555      361
  Occupancy expense                      37       39      123      130
  Data processing expense                24       25       76       70
  Deposit insurance premium              17       17       51       52
  Directors' fees                         6        6       19       18
  Professional services                  23       66      156       94
  Advertising                             -        4        7       28
  Other                                  28       19       89       73
    Total noninterest expense           295      304    1,076      826
    Earnings (loss) before
    income taxes                         10      (20)    (157)     105
Income taxes                             (3)      (8)     (42)      41
    Net earnings (loss)            $     13      (12)    (115)      64

Net earnings (loss) per share      $    .02     (.02)    (.20)     .11

Weighted-average shares outstanding 593,669  573,178  585,226  573,178

Dividends per share                $    .00      .00      .00      .00

See accompanying notes to consolidated financial statements.

This section will contain the Statement of Stockholders' Equity located at the begining of this document.

                 FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY

                   Consolidated Statements of Cash Flows
                         (Dollars in Thousands)

                                                  Nine Months Ended
                                                         June 30,
                                                    1996          1995
                                                        (Unaudited)
Cash flows from operating activities:
  Net earnings (loss)                              $   (115)      64
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used for) operating
    activities:
      Depreciation expense                                34       38
      Provision for loan losses                           14       14
      Gain on sale of securities available for sale      (46)       -
      Gain on sale of loans receivable                    (3)       -
      FHLB stock dividends                                 -       (3)
      ESOP expense                                        32        -
      BIP expense                                        151        -
      Amortization of premiums (discounts), net
        on securities and MBS                            (71)      24
      Loss (gain) on sale of premises and equipment        -      (36)
      Loans originated for sale                         (285)       -
      Proceeds from sale of loans                        288        -
  Decrease (increase) in:
    Accrued interest receivable                           33      (98)
    Other assets                                          36      182
  Increase (decrease) in:
    Other liabilities                                     (5)      45
    Income taxes payable                                  49      (18)
        Net cash provided by (used for) operating
          activities                                     112      212
Cash flows from investing activities:
  Loans originated, net of principal collections
    on loans                                          (2,573)    (775)
  Principal collections on mortgage-backed
    securities held to maturity                          417      396
  Securities:
    Available for sale:
      Purchased                                       (4,597)  (6,482)
      Proceeds from sale                               1,500        -
      Proceeds from maturity or call                   6,000    2,550
    Held to maturity:
      Proceeds from maturity or call                   2,258        -
      Purchased                                       (1,000)       -
  Proceeds from sale (purchases) of premises
    and equipment, net                                   (11)     115
  Proceeds from redemption of FHLB stock                  16        -
        Net cash provided by (used for)
          investing activities                         2,010   (4,196)
Cash flows from financing activities:
  Net increase (decrease) in:
    Deposits                                          (1,135)  (2,749)
    Advances from borrowers for taxes and insurance     (143)    (138)
  Proceeds from advance from FHLB                        500      300
  Repayment of advance from FHLB                        (500)    (300)
  Net proceeds from sale of common stock                   -    4,097
        Net cash provided by (used for)
          financing activities                        (1,278)   1,210
        Net increase (decrease) in cash and
          cash equivalents                               844   (2,774)
Cash and cash equivalents at beginning of period         870    4,575
Cash and cash equivalents at end of period       $     1,714    1,801
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest on deposits                         $     1,056      911
    Interest on escrows and borrowed funds                 4        4
    Income taxes                                           -      105
  Real estate acquired in settlement of loans              -        -
  Noncash investing activity - transfer of
    securities from held to maturity to
    available for sale                           $    10,430        -

See accompanying notes to consolidated financial statements.

                 FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY

                 Notes to Consolidated Financial Statements

                            (Unaudited)

(1)The information contained in the accompanying consolidated financial statements is unaudited. In the opinion of management, the consolidated financial statements contain all adjustments (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods.
The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1995 contained in the 1995 Annual Report to Stockholders which is filed as an exhibit to the Company's Annual Report on Form 10-KSB.

(2) Proposals have been introduced in the U.S. Congress which, if adopted, would overhaul the savings association industry. The most significant of these proposals would recapitalized the SAIF through a one-time special assessment of approximately 85 basis points on the amount of deposits held by the institution. Should the Bank be required to pay such special assessment, the Bank's capital will be reduced by approximately $152,000, based on deposits of $28.3 million at June 30, 1996 and a tax rate of 37%. In the event the assessment is not deductible for tax purposes, capital would be reduced by approximately $240,000. Management cannot predict whether the special assessment proposal will be enacted, or, if enacted, the amount of any one-time fee or the date to be used for determining deposits on which the assessment will be based.

(3)On November 7, 1995, the stockholders of First Ozaukee Capital Corp. ratified the 1995 Stock Option Plan. Of the 60,334 shares reserved for issuance under the Stock Option Plan, 36,202 shares were awarded to the President and CEO of the Company and the remaining shares were awarded to non-employee directors of the Company. The stock options were awarded at $12.44 per share which was equal to the market value of the Company's common stock at the date of grant. At June 30, 1996 there were 20,111 shares exercisable.

On November 7, 1995, the stockholders ratified the Bank Incentive Plan
(BIP). Of the 24,133 shares reserved for issuance under the BIP, awards of 21,117 shares in November, 1995 and 3,016 shares in January 1996 were made to key officers of the Bank. One-third of the compensation expense (amount of the fair market value of the common stock at the date of grants) was recognized on the award dates and the balance will be recognized on a pro rata basis through November 7, 1997.

(4)The Company reclassified marketable debt securities of $10.4 million from held to maturity to available for sale in December 1995. The unrealized gains on these securities at the date of transfer amounted to $107,000. Stockholders' equity is expected to increase or decrease in the future to the extent (net of income tax effect) that the market value of securities increase or decrease.

(5)Earnings per share are based upon the weighted-average shares outstanding. Earnings per share for the nine months ended June 30, 1995 are stated on a pro forma basis as if the shares were outstanding for the entire period. ESOP shares which have been committed to be released are considered outstanding.

                 FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY

                      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations

General
First Ozaukee Capital Corp. (Company) has no significant assets other than common stock of First Ozaukee Savings Bank (Bank), cash and cash equivalents, securities and the loan to the ESOP. The Company's principal business is the business of the Bank. Therefore, the information in the Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Bank and its operations.

Certain statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of Private Securities Litigation Act of 1996. Such statements are based on management's current expectations. Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties. Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

Liquidity and Capital Resources
The Bank's principal sources of funds are cash receipts from deposits, principal collections on loans and mortgage-backed securities, proceeds from maturities of securities, and net earnings. The Bank has an agreement with the Federal Home Loan Bank to provide cash advances, should the need for additional funds be required. The financial institution industry historically has accepted interest rate risk as a part of its operating philosophy. In recent years, the Bank has originated primarily mortgage loans which permit adjustment of the interest rate annually after an initial fixed-rate term of three years in order to reduce inherent interest rate risk.

The Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators. At June 30, 1996, the Bank is required to have a minimum 3% Tier 1 capital to total assets, a minimum 4% Tier 1 capital to risk-weighted assets ratio and a minimum 8% of qualifying total capital to risk-weighted assets ratio. The Bank's actual ratios at that date were 16.29%, 32.17% and 32.88%, respectively. Wisconsin-chartered savings banks are also required to maintain a minimum capital to assets ratio of 6%. The Bank's capital exceeded all minimum standards required by federal and state regulations.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings. The minimum level of liquidity required by regulation is presently 5%. The Bank's liquidity ratio was over 50% at June 30, 1996.

Commitments to originate adjustable-rate mortgage loans (including loans in process) at June 30, 1996 were approximately $873,000. Commitments on behalf of borrowers for unused lines of credit on home equity loans and unused credit card lines were $898,000 and $117,000, respectively.

                 FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY

Financial Condition
Proceeds from sale and maturity of securities were used to fund loans and purchase securities. During December 1995, the Bank reclassified approximately $10.4 million of debt securities as available for sale under a recent interpretation of Statement of Financial Accounting Standards (SFAS) No. 115. An unrealized gain on securities available for sale, net of tax effect, of $5,000 has been recognized as a component of stockholders' equity as of June 30, 1996. Debt securities of the Company remain in the held to maturity classification. Stockholders' equity is expected to increase or decrease in the future to the extent, net of income tax effect, that the market value of securities held for sale increase or decrease.

Accrued interest on securities and certificates of deposit and accrued interest on loans decreased Other assets and income taxes fluctuated due to timing of corporate income tax payments. Advances from borrowers for taxes and insurance decreased as a result of seasonal factors. Real estate taxes are paid on behalf of customers in December of each year.

                               Results of Operations

Net Earnings
The Company incurred a net loss of $12,000 for the three months ended June 30, 1995 compared to net earnings of $13,000 for the three months ended June 30, 1996. The primary reason for the improvement in net earnings was due to reduced professional services, offset by higher compensation related to stock benefit plans. The Bank established an Employee Stock Ownership Plan (ESOP) in connection with the conversion from mutual to stock form, and a Bank Incentive Plan (BIP) effective November 7, 1995. Net earnings for the 1996 period was also affected by a slight improvement in net interest income and higher noninterest income.

Net earnings decreased from $64,000 for the nine months ended June 30, 1995 to a net loss of $115,000 for the nine months ended June 30, 1996. The decrease was due primarily to substantially higher compensation related to stock benefit plans, and substantially higher professional services.

Compensation and benefits includes BIP expense in the three and nine month periods ended June 30, 1996, with no expense in the comparable 1995 periods.

Net Interest Income
Net interest income increased from $283,000 for the three months ended June 30, 1995 to $295,000 for the three months ended June 30, 1996. Net interest income decreased from $889,000 for the nine months ended June 30, 1995 to $862,000 for the nine months ended June 30, 1996.
The increase in interest income was due to higher interest income on loans. Interest income on loans increased as a result of a higher portfolio yield and average balance. Interest expense on deposits increased for the nine months ended June 30, 1996 as compared to the same period in 1995 as a result of a higher weighted-average rate. Interest expense on deposits decreased for the three months ended June 30, 1996 as compared to the same period in 1995 due to a lower average balance, which offset a higher weighted-average rate.

                 FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY


Provision for Loan Losses
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans. Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral. This evaluation is ongoing and results in variations in the Bank's provision for loan losses. Nonperforming loans amounted to $168,000 and $88,000 at June
30, 1996 and September 30, 1995, respectively.   As a result of this
evaluation, the Bank's provision for loan losses for the nine and three months ended June 30, 1995 amounted to $14,000 and $5,000, respectively. A provision of $14,000 and $5,000 was recorded for the nine and three months ended June 30, 1996, respectively.

Noninterest Income
Noninterest income increased from $6,000 for the three months ended June 30, 1995 to $15,000 for the three months ended June 30, 1996 due to an increase in gain on sale of securities available for sale, gain on sale of loans, and higher other noninterest income. Gain on sale of securities available for sale is not a stable source of income and no assurance can be given that the Bank will generate such gains in the future.

Noninterest income increased from $56,000 for the nine months ended June 30, 1995 to $71,000 for the nine months ended June 30, 1996. The 1996 period included a gain on sale of securities available for sale of $46,000. The 1995 period included a $36,000 gain on sale of premises and equipment. Other nonoperating income also increased in the 1996 period.

Noninterest Expense
Noninterest expense decreased from $304,000 for the three months ended June 30, 1995 to $295,000 for the three months ended June 30, 1996. Professional services were reduced substantially from $66,000 in 1995 to $23,000 in 1996. The 1995 professional fees include initial services for stock benefit plans and assistance with periodic securities filings. Management expects ongoing professional fees to be reduced from the 1995 level. Compensation and benefits increased from $128,000 for the three months ended June 30, 1995 to $160,000 for the three months ended June 30, 1996 due to implementation of the BIP effective November 7, 1995.

Noninterest expense increased from $826,000 for the nine months ended June 30, 1995 to $1,076,000 for the nine months ended June 30, 1996. The increase was due to higher compensation and benefits and professional services. Compensation and benefits increased from $361,000 for the nine months ended June 30, 1995 to $555,000 for the nine months ended June 30, 1996 as a result of implementation of the BIP and the hiring of one additional employee. Professional services increased due to legal and other fees associated with operating as a public company. Other noninterest expense increased due to other costs associated with operating as a public company. Advertising decreased as a result of loan promotions in the 1995 periods.

Income Taxes
Income taxes fluctuated due to the level of pre-tax earnings.

                    FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY

                             PART II - Other Information
Item 1 - Legal Proceeding

There are no material legal proceedings to which the Holding Company or the Bank is a party or of which any of their property is subject. From time to time, the Bank is a party to various legal proceedings incident to its business.

Item 2 - Changes in Securities

None.

Item 3 - Defaults upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K.

(a)Exhibits: none

(b)Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIRST OZAUKEE CAPITAL CORP.

                                 (Registrant)
DATE: August 13, 1996           BY: Russell S. Jones
                                   Russell S. Jones, Chairman of the
                                   Board and President (Principal
                                   Executive Officer and Principal
                                   Financial and Accounting Officer)