Form 10QSB/A
period 1996-06-30
FIRST OZAUKEE CAPITAL CORP
filed 1996-10-23
CIK 920612

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               450 5TH STREET, N.W.
                              WASHINGTON, D. C. 20549



                                    FORM 10-QSB/A

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

                                    FORM 10-QSB/A

                        FOR THE QUARTER ENDED JUNE 30, 1996

                                 EXHIBITS INDEX


EXHIBITS:

  FINANCIAL DATA SCHEDULE                                   EX-27






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

(a)Exhibits: FINANCIAL DATA SCHEDULE.

(b)Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        FIRST OZAUKEE CAPITAL CORP.

                                 (Registrant)
DATE: October 16, 1996         BY: Russell S. Jones
                                   Russell S. Jones, Chairman of the
                                   Board and President (Principal
                                   Executive Officer and Principal
                                   Financial and Accounting Officer)
