Form 10KSB
period 1996-09-30
FIRST OZAUKEE CAPITAL CORP
filed 1996-12-31
CIK 920612

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        Form 10-KSB

                         ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended September 30, 1996

                              Commission file number 0-24664


                                FIRST OZAUKEE CAPITAL CORP.
              (Exact name of small business issuer as specified in its charter)


                  Wisconsin                                 39-1781744
          (State of incorporation)           (I.R.S. Employer Identification No.)

             W61 N526 Washington Avenue
               Cedarburg, Wisconsin                      53012
      (Address of principal executive offices)         (Zip Code)

                                      (414) 377-0750
                   (Registrant's telephone number, including area code)

              Securities Registered Under Section 12(b) of the Exchange Act:
                                            None

              Securities Registered Under Section 12(g) of the Exchange Act:
                          Common Stock, $1.00 par value per share
                                      (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (1) Yes   X        No
                           (2) Yes   X        No

Check if disclosure of delinquent filers in response to Item 405 of Regulation
S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $2,634,000 (Total interest and dividend income and total non-interest income.)

As of December 12, 1996, there were issued and outstanding 627,477 shares of Common Stock of the Registrant. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and asked price of such shares of Common Stock as of December 12, 1996 was $5.7 million. Solely for purposes of this calculation, all executive officers and directors of the Registrant are considered to be affiliates; also included as "affiliate shares" are certain shares held by various employee benefit plans in which the trustees are directors of the Registrant or are required to vote a portion of unallocated shares at the direction of executive officers or directors of the Registrant. The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.

                         DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-KSB: Portions of the Annual Report to Shareholders for the fiscal year ended September 30, 1996 are incorporated by reference into Parts II and IV hereof.

Part III of Form 10-KSB:  Portions of the Proxy Statement for the 1997 Annual
Meeting of Shareholders are incorporated by reference into Part III hereof.




                                           PART I

ITEM I.  DESCRIPTION OF BUSINESS

General

First Ozaukee Capital Corp., a Wisconsin corporation (The "Company" or the "Registrant"), was formed for the purpose of owning all of the outstanding stock of First Ozaukee Savings Bank, a
Wisconsin chartered stock savings bank (the "Bank"), issued in the mutual to stock conversion of the bank (the "Conversion").  The conversion was consummated on October 21, 1994; the Company issued 603,345 shares of Common Stock in exchange for proceeds of $4.8 million, and the Company purchased 1,000 shares of Common Stock of the Bank for $1.9 million.  The bank is regulated by the Department of Financial Institutions Division of Savings Institutions (the "Commissioner")
and the Federal Deposit Insurance Corporation (the "FDIC").  The Bank's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.  The Bank
also is a member of the Federal Home Loan Bank ("FHLB") system.  The bank was organized in 1923, and now has two full service offices located in Ozaukee County, Wisconsin.  Because the
Company's only significant business operations are that of the Bank, the business of the Bank is essentially the only business of the Company.

The Bank is a community oriented financial institution which emphasizes retail financial services to individuals and consumers within its market areas.  The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from other operations, primarily to originate residential mortgage loans within its primary market areas and to invest in mortgage-backed securities and investment securities.  The principal lending is on one-to four-family owner-occupied homes, including ARM loans, and to a lesser extent, the Bank also originates home equity lines of credit, multi-
family, other consumer, commercial/non-residential and residential construction loans.  The Bank invests a significant portion of its assets in investment securities and mortgage-backed securities, including U. S. Government and federal agency securities, short-term liquid assets and other marketable securities.  The Bank's revenues are derived principally from interest on its mortgage loan portfolio, interest on mortgage-backed securities and interest and dividends on its investment securities.  The Bank's principal sources of funds are received from deposits, repayments on loans and mortgage-backed securities.

Market Area and Competition

The Bank offers a variety of deposit products, services and mortgage loan offerings primarily within the metropolitan Milwaukee area.  The Bank's main office is located at W61 N526
Washington Avenue, Cedarburg, Wisconsin which is approximately 20 miles north of Milwaukee, and the Bank has one branch office located in Grafton, Wisconsin which is approximately 22 miles north of Milwaukee.  The City of Cedarburg and the City of Grafton are included within the largest metropolitan statistical area ("MSA") within the State of Wisconsin.  The Bank's primary market area consists of Ozaukee and Washington counties and the northern portions of Milwaukee county.  The Milwaukee MSA, which includes Milwaukee, Waukesha, Ozaukee and Washington counties, includes a diverse economic base including business, industry and agriculture.  Cedarburg's most predominant industry is manufacturing, which employs approximately 30% of its work force.  Major employers in Cedarburg area include Kelch Corp., Amcast Industrial Corp., Wirth Printing,
Carlson Tool Manufacturing Corp., Pioneer Tool and Die, Inc., High Voltage Components, Inc.,
Cedarburg Dairy and Pioneer Container Corp.  The service and retail industries add economic diversity and stability in the Cedarburg area, employing 40% and 30% of the work force, respectively.

The Bank has significant competition in both its mortgage and consumer lending business, as well as in attracting deposits.  The bank's competition for loans is principally from other thrift institutions, savings banks, mortgage banking companies, insurance companies and commercial banks.  Its most direct competition for deposits historically has come from other thrifts, savings banks, commercial banks and credit unions.  Because of the lower interest rate environment over the past several years, the Bank has faced additional competition for funds from a number of institutions, including the availability of short-term money market funds and other corporate and government securities funds offered by other financial service companies, such as brokerage firms and insurance companies.





                                                     At or For the Year Ended
                                                       September 30, 1996
                                                   1996       1995         1994
KEY FINANCIAL RATIOS:
Performance ratios:
  Return on assets(1)                             (0.66)%     0.29%        0.37%
  Return on stockholders' equity(2)               (2.89)%     1.37%        3.36%
  Stockholders' equity to assets ratio(3)         22.69%     21.53%       10.49%
  Dividend payout ratio(4)                            -          -            -

(1) Net earnings (loss) divided by average total assets
(2) Net earnings (loss) divided by average stockholders' equity
(3) Average stockholders' equity divided by average total assets
(4) Dividends declared per share divided by net earnings per share

Lending Activities

     General

The Bank's largest component of its gross loan portfolio, which totaled $17.1 million at
September 30, 1996 was first mortgage loans secured by owner-occupied one-to four-family residences.  At September 30, 1996, one-to four-family  mortgage loans totaled $9.3 million or
54.62% of gross loans.  Of the total one-to four-family mortgage loans $9.1 million, or 97.3%
were ARM loans.  Of the remaining loans held at September 30, 1996, 10.17% of gross loans, or
$1.7 million, were in home equity loans, 13.59% or $2.3 million were in commercial/non-
residential loans, 7.88% or $1.3 million were in residential construction loans, 11.38% or $1.9 million were in multi-family mortgage loans, and the balance were in other consumer loans (not including home equity loans).  As part of its strategy to reduce interest rate risk, the Bank originates primarily ARM loans for its own portfolio.  However, because consumer demand for ARM loans has not been high in the last few years in the Milwaukee area, the Bank also offers longer term fixed rate mortgage loans, most of which are sold immediately into the secondary market.

     Composition of Loan Portfolio

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages at the dates indicated.

                                                  At September 30,
                                         1996             1995            1994
                                            Percent          Percent         Percent
                                    Amount   Total   Amount   Total   Amount  Total
                                                (Dollars in thousands)
Mortgage loans:
 One-to-four family                $ 9,331   54.62%   8,681   56.89%   8,577  67.09%
 Residential Construction(1)         1,347    7.88%   2,470   16.18%     141   1.10%
 Multi-family                        1,945   11.38%     908    5.95%     946   7.40%
 Commercial                          2,321   13.59%   1,881   12.33%   1,718  13.44%
                                    ------   -----   ------   -----   ------  -----
Total mortgage loans                14,944   87.47%  13,940   91.35%  11,382  89.03%
                                    ------   -----   ------   -----   ------  -----
Consumer loans:
 Home equity                         1,737   10.17%     899    5.89%   1,013   7.93%
 Other consumer                        404    2.36%     421    2.76%     389   3.04%
                                    ------   -----   ------   -----   ------ ------
Total consumer loans                 2,141   12.53%   1,320    8.65%   1,402  10.97%
                                    ------   -----   ------   -----   ------ ------
  Gross loans receivable            17,085  100.00%  15,260  100.00%  12,784 100.00%
                                    ------  ======   ------  ======   ------ ======
Loans in process                      (563)          (1,336)            (112)
Deferred fees and disc.                (43)             (58)            ( 49)
Allowance for loan losses             (134)            (116)            ( 98)
Allowance for uncollected
  interest                              (4)              (3)              (1)
                                    ------            ------          ------
Total deductions                      (744)           (1,513)           (260)
                                    ------            ------          ------
Loans receivable, net              $16,341            13,747          12,524
                                    ======            ======          ======

(1) Residential construction includes both one- to four-family and multi-family construction loans.

    Loan Maturity and Repricing

The following table shows the maturity or period to repricing of the Bank's loan portfolio at
September 30, 1996.  Loans that have adjustable rates are shown as being due in the period during which the interest rates are next subject to change.  The table does not include prepayments or scheduled principal amortization.  Prepayments and scheduled principal amortization on mortgage loans totalled $ 2.7 million for the year ended September 30, 1996.

                                                  At September 30, 1996
                                                    Multi-
                                                    Family/
                                     One-to-        Nonres-     Consumer
                                  Four Family (1)  idential(1)   Loans       Total

                                                      (In Thousands)
Amounts due: (2)
 Within one year                     $6,012         2,532        1,312       9,856
                                      -----         -----        -----       -----
 After one year:
  One to three years                  2,362         2,211          266       4,839
  Three to five years                   850            84          502       1,436
  Five to ten years                      89           123           61         273
  Ten to twenty years                    34             -            -          34
  Over Twenty years                      84             -            -          84
                                      -----         -----        -----      ------
   Total due or repricing
     after one year                   3,419         2,418          829       6,666
                                      -----         -----        -----      ------
   Total amounts due or repricing     9,431         4,950        2,141      16,522

 Deferred fees and discounts            (43)            -            -         (43)
 Allowance for loan losses              (66)          (43)         (25)       (134)
 Allowance for uncollected interest      (4)            -            -          (4)
                                      -----         -----        -----      ------
Loans receivable, net                $9,318         4,907        2,116      16,341
                                      =====         =====        =====      ======

(1) Includes some residential construction lending.
(2) These amounts are net of loans in process.

The following table sets forth at September 30, 1996 the dollar amount of all loans due or scheduled to reprice after September 30, 1997, and whether such loans have fixed interest rates or adjustable interest rates.  Loans that have adjustable rates are shown as being due in the period during which the interest rates are subject to change.

                                                  Due or Repricing After
                                                   September 30, 1997

                                                Fixed   Adjustable   Total
                                                     (In thousands)
Mortgage loans:
  One-to-four family (1)                       $  299      3,120     3,419
  Multi-family/Nonresidential (1)                 274      2,144     2,418
Consumer loans                                    829          -       829
                                                -----      -----     -----
  Total due or repricing after one year(2)     $1,402      5,264     6,666
                                                =====      =====     =====

(1) Includes construction lending.
(2) These amounts are net of loans in process.

     One- to Four-Family Mortgage Lending

The Bank's primary lending activity has been the origination of first mortgage loans secured by one-to four-family, owner-occupied residences, including townhouse and condominium units, within the Bank's primary lending area.  All of the ARM loans are originated for the Bank's own portfolio and fixed rate loans typically are held for sale and then sold into the secondary market.  At September 30, 1996, $9.3 million or 54.62% of the Bank's gross loan portfolio consisted of loans secured by one-to four-family residential properties.  Of the one- to four-

family residential mortgage loans in the Bank's gross loan portfolio, $9.1 million or 97.3%
consisted of ARM loans.

Because of the highly competitive mortgage loan market in which the Bank originates loans, a variety of mortgage products are available from the Bank, with a variety of interest rates, fees and other origination terms.  The Bank offers conventional fixed rate mortgage loans and ARM loans with maturity dates which typically rank from 15 to 30 years.  Residential mortgage loans generally are underwritten to FHLMC, FNMA and other agency guidelines.  The bank rarely originates loans in excess of these agency limits; however, if the Bank does originate jumbo loans, the fixed rate jumbo loans generally are sold servicing released without recourse to secondary market purchasers and the ARM jumbo loans are underwritten in accordance with the
Bank's underwriting guidelines and are retained in the Bank's loan portfolio.  ARM loans are held in the Bank's portfolio and fixed rate loans typically are sold into the secondary market.
Origination fees ranging from zero to two points generally are quoted on mortgage loans.  The interest rates charged on mortgage loans at any given date will vary, depending upon the amount of origination points to be paid.  The interest rates at which the Bank offers to grant a mortgage loan also are determined by the secondary market pricing for comparable mortgage-backed securities, local mortgage loan competition and the Bank's yield requirements.  Since the availability of zero point mortgage loans in recent years, most borrowers accept a slightly higher interest rate and a no point mortgage loan.

Mortgage loan originations are solicited from real estate brokers, builders, developers, existing or past customers and residents of the local communities located in the Bank's primary market area.  The Bank advertises its product offerings in newspapers and other media circulating throughout the primary market area in addition to its loan origination officers soliciting prospects.  Upon receipt of a completed mortgage application from a prospective borrower, a credit report is ordered, income and other information is verified, and, as necessary, additional financial information is requested.  An appraisal of the real estate that is to secure the loan is required.  It is the Bank's policy to obtain title insurance on all real estate first mortgage loans.  Borrowers must present evidence of appropriate hazard insurance and flood insurance (if applicable) prior to the closing.  Borrowers are required to advance funds on a monthly basis, together with payments of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, and in some instances, hazard insurance and flood insurance.  The lending policy of the
Bank restricts mortgage loans to 80% of the lesser of the appraised value or purchase price of the real estate to be mortgaged to the Bank.  The Bank makes mortgage loans to 95% of the lesser of the appraised value or purchase price subject to the availability of private mortgage insurance insuring the amount in excess of 75% of the loan.  The Bank's underwriting department, which is independent of loan origination, reviews all the pertinent information and makes a credit decision for approval or denial within established Bank policy guidelines.  Most recommendations to deny applications based on underwriting considerations are reviewed by the
Bank's President prior to a final loan denial.  All one-to four family mortgage loan applications are reviewed on a monthly basis by the Board of Directors.  Mortgage loans in the
Bank's loan portfolio include due-on-sale clauses, which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without the Bank's consent.  The Bank enforces the due-on-sale clauses of its mortgage loans.

Included in mortgage loans held by the Bank as part of its loan portfolio are ARM loans. Current one-year ARM loans typically adjust by a maximum of 100 basis points per year with a lifetime cap of approximately 600 basis points above the interest rate established at the origination date of the ARM loan. Monthly payments of principal and interest are adjusted when the interest rate adjusts, in order to maintain full amortization of the mortgage loan within a maximum
30-year term. Also offered are three-year ARM loans, which adjust annually after the initial three year term. The initial rate offered on ARM loans fluctuates with general interest rate changes and are determined by secondary market pricing, competitive conditions and the Bank's yield requirements. Currently, the Bank primarily utilizes the OTS National Median Cost of
Funds, plus a margin, in order to determine the interest rate payable upon the adjustment date of its ARM loans outstanding. In order to minimize the risk associated with ARM loans, borrowers under ARM programs are qualified at the higher of the initial offering rate or the fully-indexed rate and with a specified minimum interest rate. None of the ARM loans are granted with conversion options. As compared to fixed rate loans, ARM loans generally pose different risks.
In a rising interest rate environment, the underlying loan payment rises, which increases the potential for default by the borrower. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. In a decreasing interest rate environment, mortgagors tend to refinance into fixed rate loans.

Although the Bank historically has focused its loan origination activities on residential mortgage financing, commencing in mid-1991 the Bank expanded its one-to four-family owner-
occupied residential mortgage loan activities. As a result of the expanded emphasis on mortgage loan originations, one-to four-family mortgage loan originations were $9.6 million for the year ended September 30, 1993 compared to $4.2 million for the year ended September 30, 1992. Of these amounts, $3.6 million and $1.7 million were ARM loans for the years ended September 30,
1993 and 1992, respectively. However, during the years ended September 30, 1996, 1995 and 1994, the Bank originated only $1.4, $1.7 and $1.9 million of one-to four-family mortgage loans, respectively, due to rising interest rates, the increased competition for mortgage loan originations, the lack of quality mortgage loan applications and a temporary reduction in personnel concentrating on mortgage loan originations. All of the ARM loans originated in these periods were retained in the Bank's loan portfolio, while all of the fixed rate loans were sold to Fleet Mortgage Corporation.  Market interest rates on mortgage loans increased during the last half of 1994 and into 1995, before decreasing in mid-1995, due to the anticipated lack of demand for mortgage loan products and the increasing competition for mortgage loan originations.

In the Bank's market areas, the demand for ARM loans compared to fixed rate loans has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for ARM loans and fixed rate loans. Due to consumer preference for fixed rate loans, ARM loans are more difficult to originate in low interest rate environments. However, the Bank has emphasized ARM loans, and as a result, ARM loans amounted to 97%, 100%, and 26.3% of the Bank's total originations of one-to four-family mortgage loans for the years ended September 30, 1996,
1995, and 1994 respectively.

     Multi-family Lending

The Bank originates multi-family loans which it holds in its loan portfolio. In recent years, the Bank has offered only ARM multi-family loans with terms up to 30 years. The rates charged on the Bank's ARM multi-family loans are typically 25 to 50 basis points higher than on one-to four-family residential properties. Multi-family ARM loans typically adjust in a manner similar to that of the Bank's other ARM loans. An origination fee of 1% to 2% is usually charged on such loans.

Multi-family loans generally are underwritten in amounts of up to 80% of the lesser of the appraised value or purchase price of the underlying property. The underlying properties typically are apartment buildings with 20 or less units. Appraisals on properties which secure multi-family loans are performed by an independent appraiser designated by the Bank at the time the application is submitted. All appraisals on multi-family loans are reviewed by Bank management. In addition, the Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, personal financial statements and banking relationships, a review of the property, including cash flow projections and historical operating results. The Bank evaluates all aspects of multi-family lending in order to mitigate risk to the extent possible. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. To this end, multi-family loans generally are made at a loan-to-value ratio no greater than 80%. Typically, individuals guarantee all of their multi-family loans. Substantially all of the Bank's multi-family loans are secured by properties located with 50 miles of the Bank's principal office, and within the last five years, virtually all of the Bank's multi-family loans it originated were located within 50 miles of the Bank's principal office.

Loans secured by multi-family real estate generally involve a greater degree of credit risk than one-to four-family mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loans may be impaired. Despite the risk inherent in multi-family real estate lending, the Bank's delinquent multifamily loans as a percentage of gross loans has been minimal.

The Bank holds in its loan portfolio seven multi-family ARM loans which at September 30, 1996 totalled $1.9 million or 11.38% of the Bank's gross loans. The average outstanding loan balance on each multifamily loan at September 30, 1996 was $277,857.  All payments under multi-family loans originated by the Bank were current and performing in accordance with their terms at
September 30, 1996.

The largest multi-family loan at September 30, 1996 had an outstanding balance of $539,946 and was secured by two twelve-unit apartment buildings located in Saukville, Wisconsin. All of the multi-family loans are secured by apartment buildings, ranging from twelve units to 20 units.
At September 30, 1996, the largest aggregate amount of loans outstanding to any one borrower totalled $820,809, and consisted of three loans secured by multi-family properties located in
Grafton and Port Washington, Wisconsin and two loans secured by commercial/non-residential properties. At September 30, 1996, these loans were current and performing in accordance with their terms. These loans do not exceed the regulatory "loans to one borrower" limitation at
September 30, 1996. See "Regulation".

     Residential Construction Lending

As part of its emphasis to increase mortgage lending, the Bank has undertaken to expand its market share of new single family owner occupied construction loans. These loans are made to individuals who have signed construction contracts with a home builder. Loan proceeds are disbursed in increments as construction of the residence progresses. These loans have loan to value ratios not exceeding 90%. When the loan to value ratio exceeds 80%, private mortgage insurance ("PMI") is required which insures payment of the principal balance and reduces the
Bank's exposure to 75% loan to value or less. Single family residential loans are structured to allow the borrower to pay interest only on the funds advanced during the first nine months of the loan. Thereafter the borrower is required to begin making principal and interest payments based on an amortization schedule of 351 months or less. Single family residential construction loan programs typically offered by the Bank are one or three year ARM loans.

The Bank does not engage in construction lending for large tract developments. However, from time to time, the Bank will consider multi-family residential construction lending. The loan to value ratio on these loans does not exceed 80%. Multi-family construction loans typically offered by the Bank are ARM loans amortized over 348 months after allowing for interest only payments during a twelve month construction period. Loan proceeds are advanced in increments as construction of the project processes.

At September 30, 1996, the Bank had one, one- to four-family residential construction loan in its loan portfolio, of $222,450 and had three multi-family construction loans aggregating
$1,124,528. For the year ended September 30, 1996, the Bank originated $711,000 and $375,000, respectively of one-to four family and multi-family construction loans.  Because most residential construction loans are ARM loans, residential construction loans afford the Bank the opportunity to decrease the interest rate sensitivity of its loan portfolio and to receive yields on fixed rate loans higher than those obtainable on fixed rate loans secured by existing residential properties. These higher yields, however, correspond to the higher risks associated with residential construction loans.

In most cases, the Bank structures residential and multi-family construction loans to automatically convert to regular first mortgage loans upon completion of the project and certification of occupancy has been obtained. Upon completion of construction, residential construction loans generally become 30-year ARM loans with one- and three-year interest rate adjustments. A conversion option generally is available on the one-year ARM. This conversion option provides terms under which the borrower may convert the ARM loan to a fixed rate for a limited period of time in the early term of the ARM loan. The terms at which the ARM loan may be converted to a fixed rate loan are established at the date of loan origination and are set at a level allowing the Bank to immediately sell the loan at the time of conversion.
Construction loans made in conjunction with the first mortgage have a loan-to-value ratio limit not to exceed 80%. As with other residential mortgage loans, when the loan to value ratio exceeds 80%, PMI is required. Coverage is required to reduce the Bank's exposure to 75% of value, or less.

On a limited basis, the Bank offers residential construction loans to home builders for speculation and model homes. These construction loans convert to one-year ARM loans and typically are made at loan to value ratios of 75%, or less, Payment terms are generally interest only for twelve months. Thereafter, the borrower is required to begin principal and interest payments to fully amortize the loan. Loan proceeds are disbursed in increments as construction of the residence progresses.

     Commercial/Non-Residential Lending

Although the current strategy of the Bank does not include either originating or purchasing commercial/non-residential mortgage loans, the Bank has, in the past, originated loans secured by a variety of non-residential properties, including small office buildings, and apartment buildings and small industrial/manufacturing buildings. At September 30, 1996, the Bank's commercial/non-residential loan portfolio totalled $2.3 million, or 13.59%, of the Bank's gross loan portfolio. All of the commercial/non-residential loans in the Bank's loan portfolio have an interest rate adjusted on an annual basis to the OTS national median cost of funds. The largest commercial/non-residential loan and concentration of loans to any one borrower at
September 30, 1996 had an outstanding balance of $517,963 (i.e. 16.51% participating interest of a $3.1 million loan) and was secured by an office building complex in West Allis, Wisconsin.
All payments under the Bank's commercial/non-residential loans held in its loan portfolio were current at September 30, 1996.

The risks associated with commercial real estate lending are similar to the risks associated with multi-family lending discussed above. To minimize these risks, the Bank generally imposes similar underwriting standards in connection with commercial real estate lending as it does with multi-family lending. Commercial real estate loans generally are underwritten in amounts of up to 75% of the lesser of the appraised value or purchase price of the underlying property.
Appraisals on properties which secure commercial real estate loans are performed by an independent appraiser designated by the Bank at the time the application is submitted. All appraisals on commercial real estate loans are reviewed by Bank management. In addition, the
Bank's underwriting procedures require verification of the borrower's credit history, an analysis of the borrower's income, financial statements and banking relationships, a review of the borrower's property management experience and references and a review of the property, including cash flow projections and historical operation results. The Bank evaluates all aspects of commercial real estate lending in order to mitigate risk to the extent possible. The Bank seeks to ensure that the property securing the loans will generate sufficient cash flow to adequately cover operating expenses and debt service payments. In addition, the Bank obtains financial statements on an annual basis to monitor cash flow and financial condition.

    Home Equity Lending

The Bank originates home equity loans secured by one-to four-family residences within its primary market area. These loans are originated with an adjustable interest rate, which currently adjust monthly to the prime rate plus 100 basis points, and with fixed interest rates.
The Bank originates both fixed rate and variable rate home equity loans. The fixed rate home equity loans typically are charged an origination fee and have a maximum amortization of ten years. The ARM home equity loans are typically revolving lines of credit which are granted with a five year term with possible renewal of up to a maximum total term of 40 years. The maximum amortization to prepay home equity loans is based on 2.0% of the outstanding balance. The rate is adjusted monthly to the prime rate plus 200 basis points. The home equity line of credit is typically not charged an origination fee but is charged an annual service fee. Home equity lines of credit usually are subject to an 80% loan to value limitation, including any outstanding prior liens against the property which serve as collateral for the mortgage loan. The Bank is usually in a second lien position on home equity loans. The Bank reviews completed loan applications, receives a credit report, verifies income and other financial data and either uses the tax assessment of the property as assessed by the local municipality or obtains a separate appraisal of the property in order to determine the maximum amount it will loan on such property. At September 30, 1996 the Bank held $1.7 million in home equity line of credit loans.

     Other Consumer Lending

The Bank originates a variety of other consumer loans, generally consisting of auto loans, home improvement loans, loans secured by savings accounts and interim financing loans. At September
30, 1996 the total portfolio of these other types of loans totaled $404,000, or 2.36%, of gross loans.  Automobile loans comprised 92.6% of other consumer loans at September 30, 1996. Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

The underwriting standards generally employed by the Bank for other consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loans along with existing obligations. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount. Upon receipt of a completed consumer loan application from a prospective borrower, a credit report is ordered, income and other information is verified and, if necessary, additional financial information is requested.

For all consumer loans, the Bank's underwriters review all pertinent information prior to making a credit decision. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles. Although the level of delinquencies in the Bank's consumer loan portfolio has been low, there can be no assurance that delinquencies will not increase in the future.


The following table sets forth the Bank's loan originations, sales and principal repayments for the periods indicated. Mortgage loans held for sale are included in the totals:

                                                  Year Ended September 30,
                                                  1996      1995     1994
                                                      (In thousands)
Mortgage loans (gross):
At beginning of period                          $13,940    11,382   15,909
                                                 ------    ------   ------
  Mortgage loans originated:
    One- to four-family                             913     1,703    1,892
    One- to four-family construction                711       318       88
    Multi-family construction                       375     1,092        -
    Commercial/nonresidential                       110       391        -
                                                 ------    ------   ------
      Total mortgage loans originated             2,109     3,504    1,980
                                                 ------    ------   ------
  Mortgage loans purchased:
    One- to four-family                             475         -        -
    Multi-family                                    350         -        -
    Multi-family construction                         -       650        -
    Commercial/nonresidential                     1,020         -        -
                                                 ------    ------   ------
       Total mortgage loans purchased             1,845       650        -
                                                 ------    ------   ------
  Principal repayments                           (2,662)   (1,596)  (4,767)
                                                 ------    ------   ------
  Sales of loans -  Cash sales                     (288)        -   (1,740)
                                                 ------    ------   ------
At end of period                                $14,944    13,940   11,382
                                                 ======    ======   ======
Consumer loans (gross):

At beginning of period                          $ 1,320     1,402    1,652
   Loans originated                               1,437       670      726
   Principal repayments                            (616)     (752)    (976)
                                                 ------    ------   ------
At end of period                                $ 2,141     1,320    1,402
                                                 ======    ======   ======
Total gross loans                               $17,085    15,260   12,784
                                                 ======    ======   ======
     Sale of Mortgage Loans

In recent years the Bank has sold a portion of its originated residential mortgage loans to secondary marketing agencies, principally Fleet Mortgage Corporation ("Fleet"), all on a nonrecourse basis. The Bank, in order to manage its interest rate risk, primarily sells the fixed rate 15- and 30-year mortgage loans it originates, and retains for its loan portfolio ARM loans it originates. All mortgage loans, upon commitment, are immediately categorized either as to be held for investment or held for sale. Mortgage loans originated and sold to Fleet Mortgage
Corp. totalled $288,000  with gains of $3,000 for the year ended September 30, 1996. The Bank sells the servicing rights with all mortgage loans sold. The loans sold to Fleet are restricted by contractual agreement to originations secured by first mortgages on deeds of trust on one-to four-family residential dwellings. Although Fleet has both a fixed rate and ARM program, the
Bank's policy has been to only sell its fixed rate loans to Fleet. To comply with the loan purchase/sale agreement, the Bank submit all fixed rate mortgage loan originations to a Fleet designated and approved independent underwriter to review the loan for compliance with FHLMC and
FNMA underwriting guidelines and all other applicable documentation requirements which will insure conformity to Fleet and secondary market underwriting standards and requirements. Upon approval from the independent underwriter, the Bank will receive a purchase commitment from
Fleet.

Loan commitments are issued as soon as possible upon completion of the underwriting process, and mortgage loans are closed as soon as all title clearance and other required procedures have been completed. Because of the frequency of both the issuance of commitments and the scheduled closing dates of the loans, the amount of loan commitments outstanding will vary. At September
30, 1996 there were commitments to originate adjustable rate mortgage loans of $713,000.

The Bank is subject to interest rate risk on fixed rate loans in its pipeline from the point in time that the rate is locked with the borrower until it is sold in the secondary market. The interest rate is locked in at the time of loan approval and a commitment to sell the loan is obtained simultaneously.

     Purchase of Mortgage Loans

The Bank has purchased loans or portions of loans originated by other lenders from time to time.
During August, 1995, the Bank purchased $650,000, or a 54.17% participating interest, in a $1.2 million construction loan secured by eighteen single-family condominiums located in Port
Washington, Wisconsin.  The loan was paid off in October, 1996.

During March, 1996, the Bank purchased seven single-family loans totalling $475,000 located in
Rockford, Illinois.  During April, 1996, the Bank purchased $520,000, or a 16.51% participating interest, in a $3.15 million loan secured by an office building complex located in West Allis,
Wisconsin.  During May, 1996, the Bank purchased $350,000, or a 17.073% participating interest, in a $2.05 million loan secured by a 70 unit apartment complex located in Madison, Wisconsin.
During August, 1996, the Bank purchased a $500,000 participating interest in a $4.6 million construction loan secured by a hotel located in Bloomington, Minnesota.

     Loan Approval and Monitoring

All loans are approved monthly by the Board of Directors. Bank management has the authority to approve consumer loans up to $100,000; one-to four-family mortgage loans up to $300,000;
multi-family loans up to $500,000; and commercial/non-residential real estate loans up to
$200,000. All loans exceeding these amounts are presented to the Board of Directors for final loan approval.

     Loan Origination, Servicing and Other Fees

In addition to interest earned on loans, the Bank receives income through fees in connection with loan originations, loan sales, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated.  In connection with the origination of mortgage loans, the Bank charges points for origination, commitment and discounts, and fees for processing and closing in addition to requiring borrower reimbursement for out-of-pocket fees for costs associated with obtaining independent appraisals, credit reports, title insurance, private mortgage insurance and other items. Because of the highly competitive mortgage market in which the Bank originates loans, the point structure varies considerably, depending upon the type of mortgage loan being made, its interest rate and other competitive factors. Origination fees ranging from zero to two points generally are quoted on mortgage loan originations. The amount of the origination fee is typically higher with a lower interest rate quoted and lower if a higher interest rate is established for the loan. Since the availability of zero points mortgage loans in recent years, most borrowers typically accept a slightly higher interest rate and pay zero points. Commitment fees are paid by the applicant at time of loan commitment, whereas the origination and discount fees are paid at time of closing. Accounting standards adopted under
FASB 91 prescribe the accounting treatment for origination and commitment fees. Loan origination and commitment fees and certain direct loan origination costs are being deferred and the net amounts amortized as an adjustment of the related loan's yield. These amounts are amortized to interest income using the level yield method over the contractual life of the related loans.
Deferred loan fees totaled $40,000, $51,000 and $42,000 at September 30, 1996, 1995 and 1994,
respectively. Deferred loan origination fees and costs associated with loans sold are recognized at the time of sale as a component of gain or loss on the sale of loans.

Delinquencies, Non-Performing Assets and Classified Assets

     Delinquent Loans

When a borrower fails to make a required payment by the end of the month in which the payment is due, the Bank generally initiates collection procedures. The Bank will send a late notice, and in most cases, delinquencies are cured promptly; however, if a loan has been delinquent for more than 60 days, the Bank contacts the borrower directly, to determine the reason for the delinquency and to effect a cure, and where it believes appropriate, reviews the condition of the property and the financial position of the borrower. At that time, the Bank may: (i.) accept a repayment program for the arrearage; (ii) seek evidence of efforts by the borrower to sell the property; (iii) request a deed in lieu of foreclosure; or (iv)
initiate foreclosure proceedings. When a loan secured by a mortgage is delinquent for three or more monthly installments, the Bank generally will initiate foreclosure proceedings.

On mortgage loans or loan participations purchased by the Bank, the Bank receives monthly reports from its loan servicers with which it monitors the loan portfolio. Based upon servicing agreements with the servicers of the loan, the Bank relies upon the servicer to contact delinquent borrowers, collect delinquent amounts and to initiate foreclosure proceedings, when necessary, all in accordance with applicable laws, regulations and the terms of the servicing agreements between the Bank and its servicing agents.

At September 30, 1996, 1995 and 1994 delinquencies in the Bank's loan portfolio were as follows:

                                              At September 30, 1996
                                       60-89 Days           90 Days or More
                                            Principal               Principal
                                    Number   Balance       Number    Balance
                                   of Loans  of Loans     of Loans   of Loans
                                              (Dollars in Thousands)
Mortgage loans:
  One- to four-family                  -      $  -             3      $ 85
  Multi-family                         -         -             -         -
  Commercial/nonresidential            -         -             -         -
                                      ---       --            ---       --
    Total mortgage loans               -         -             3        85
                                      ---       --            ---       --
Consumer loans:
  Home equity                          -         -             1        14
  Other consumer                       -         -             1         1
                                      ---       --            ---       --
    Total consumer loans               -         -             2        15
                                      ---       --            ---      ---
    Total gross loans                  -      $  -             5      $100
                                      ===       ==            ===      ===

Delinquent loans to gross loans                  -                    0.59%

                                              At September 30, 1995
                                       60-89 Days           90 Days or more
                                            Principal               Principal
                                    Number   Balance       Number    Balance
                                   of Loans  of Loans     of Loans   of Loans
                                              (Dollars in Thousands)
Mortgage loans:
  One- to four-family                  1      $193             2      $ 84
  Multi-family                         -         -             -         -
  Commercial/nonresidential            -         -             -         -
                                      ---      ---            ---       --
    Total mortgage loans               1       193             2        84
                                      ---      ---            ---       --
Consumer loans:
  Home equity                          -         -             1         2
  Other consumer                       -         -             1         2
                                      ---      ---            ---       --
     Total consumer loans              -         -             2         4
                                      ---      ---            ---       --
     Total gross loans                 1      $193             4      $ 88
                                      ===      ===            ===       ==
Delinquent loans to gross loans               1.26%                   0.58%

                                              At September 30, 1994
                                       60-89 Days           90 Days or more
                                            Principal               Principal
                                    Number   Balance       Number    Balance
                                   of Loans  of Loans     of Loans   of Loans
                                              (Dollars in Thousands)
Mortgage loans:
  One- to four-family                  4      $273             2      $ 22
  Multi-family                         -         -             -         -
  Commercial/nonresidential            -         -             -         -
                                      ---      ---            ---       --
    Total mortgage loans               4       273             2        22
                                      ---      ---            ---       --
Consumer loans:
  Home equity                          -         -             2         5
  Other consumer                       -         -             -         -
                                      ---      ---            ---       --
    Total consumer loans               -         -             2         5
                                      ---      ---            ---       --
    Total gross loans                  4      $273             4       $27
                                      ===      ===            ===       ==

Delinquent loans to gross loans               2.14%                   0.21%

     Non-Performing Assets

Loans are placed on non-accrual status when, in the judgment of Bank management, the probability of collection of principal or interest is deemed insufficient to warrant further accrual of interest. The Bank discontinues the accrual of interest on loans when the borrower is delinquent as to a contractually due principal or interest payment by 90 days or more. When a loan is placed on non-accrual status, all of the accrued interest on that loan is reversed by way of a charge to interest income. Accrual of interest on a non-accrual loan is resumed when all contractually past due payments are current and when management believes the outstanding loan principal and contractually due interest is no longer doubtful of collection.

Property acquired by the Bank as a result of a foreclosure and property upon which a judgment of foreclosure has been entered but prior to foreclosure sale are classified as foreclosed properties. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair market value less estimated selling costs. The amount by which the recorded loan balance exceeds the fair market value less estimated selling costs at the time a property is classified as foreclosed property is charged against the allowance for loan losses.
Expenses incurred to maintain or dispose of a foreclosed property, is charged against current earnings. At September 30, 1996, the Bank had no properties in foreclosure.

Non-performing loans include loans placed on non-accrual status and troubled debt restructurings. Non-performing assets consist only of non-performing loans, since there are no foreclosed properties for the periods indicated below. The following table sets forth nonperforming loans and assets:

                                                       At September 30,
                                                  1996       1995      1994
                                                    (Dollars in thousands)
Non-accrual mortgage loans                        $ 85         84         22
Non-accrual consumer loans                          15          4          5
                                                   ---         --         --
  Total non-performing assets                     $100         88         27
                                                   ===         ==         ==
  Total non-performing loans to
    gross loans receivable                        0.59%      0.58%      0.21%
                                                  ====       ====       ====
  Total non-performing assets to
    total assets                                  0.29%      0.23%      0.07%
                                                  ====       ====       ====

Interest on non-performing loans
  on the accrual basis                            $  9          7          3

Actual interest received on
  non-performing loans                               5          4          2
                                                   ---        ---        ---
Interest not yet received                         $  4          3          1
                                                   ===        ===        ===

Most of the Bank's loans are secured by one- to four-family properties. There are no concentrations of loans exceeding 10% of loans which are not otherwise disclosed as a category of loans.

     Classification of Assets

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examination of insured institutions by regulatory authorities, regulatory examiners have authority to identify problem assets as substandard, doubtful or loss. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristics that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. The Bank has adopted an asset classification methodology which parallels that required by federal regulations. Assets classified as substandard or doubtful require the Bank to establish prudent general allowances for loan losses.  Assets classified as loss must either be charged off or must have a specific allowance established for 100% of the asset classified as a loss.

At September 30, 1996, based upon the Bank's asset classification methodology, the Bank had assets classified as substandard of $99,611 and none classified as either doubtful or loss. Of the three loans classified as substandard at September 30, 1996, all of the loans are secured by one- to four-family properties. None of the assets classified as substandard are considered to represent either individually or in the aggregate any material loss to the Bank; however, such risk has been considered in establishing the allowance for loan losses.

     Allowance for Loan Losses

Under federal regulations, when an insured institution classifies problem assets as either
Substandard or Doubtful, it is required to establish general allowances for loans losses in an amount deemed prudent by management. In addition to general valuation allowances, the Bank may establish specific loss reserves against specific assets in which a loss may be realized.
General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to recognize probable losses on particular problem assets. The Bank's determination as to its classification of assets and the amount of its specific and general valuation allowances are subject to review by the Commissioner and the FDIC, either of which can order the establishment of additional general or specific loss allowances.

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its portfolio and the general economy. Such evaluation, which includes a review of all loans on which full collectibility may not be reasonably assured, considers, among other matters, the estimated value of the underlying collateral, the nature and type of collateral, economic conditions, recent loan loss experience, industry standards, regulatory considerations and other factors that warrant recognition in providing for an adequate loss allowance. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for loan losses will not be required.

The following table sets forth the activity in the Bank's allowance for loan losses for the periods indicated.

                                                For the Year Ended September 30,
                                                   1996       1995      1994
                                                     (Dollars in thousands)
Balance at beginning of period                     $116         98        80
Provision for loan losses                            18         18        18

Charge-offs, net of recoveries:
 Mortgage loans                                       -          -         -
 Consumer loans                                       -          -         -
    Total charge-offs (net)                           -          -         -
                                                    ---        ---       ---
Balance at end of period                           $134        116        98
                                                    ===        ===       ===
Ratio of allowance for loan losses to
 gross loan receivable                             0.78%      0.76%     0.77%

Ratio of allowance for loan losses to
 non-performing loans at end of period           134.00%    131.82%   362.96%

Ratio of allowance for loan losses to
 non-performing assets at end of period          134.00%    131.82%   362.96%

Ratio of net charge-offs to average
 gross loans during period                            -          -         -

The following table shows the Bank's total allowance for loan losses and the allocation to the various categories of loans at the dates indicated:

                                               At September 30, 1996

                                                                   % of Total Loans
                                                % of Allowance      In Category to
                                                to Total Loans     Total Outstanding
                                      Amount     by Category            Loans
                                  (In Thousands)
Breakdown of allowance:
 Mortgage loans:
   One- to four-family                 $ 62           .66%              54.62%
   Construction                           4           .30%               7.88%
   Multi-family                          20          1.03%              11.38%
   Commercial/nonresidential             23           .99%              13.59%
                                        ---                             -----
     Total mortgage loans               109                             87.47%

 Consumer loans                          25          1.17%              12.53%
                                        ---                            ------
     Total allowance for loan losses   $134                            100.00%
                                        ===                            ======

                                               At September 30, 1995

                                                                   % of Total Loans
                                                % of Allowance      In Category to
                                                to Total Loans     Total Outstanding
                                      Amount     by Category            Loans
                                  (In Thousands)
Breakdown of allowance:
 Mortgage loans:
   One- to four-family                 $ 54          0.62%              56.89%
   Construction                           6          0.24%              16.18%
   Multi-family                          13          1.43%               5.95%
   Commercial/nonresidential             27          1.44%              12.33%
                                        ---                             -----
     Total mortgage loans               100                             91.35%

 Consumer loans                          16          1.21%               8.65%
                                        ---                            ------
     Total allowance for loan losses   $116                            100.00%
                                        ===                            ======

                                               At September 30, 1994

                                                                   % of Total Loans
                                                % of Allowance      In Category to
                                                to Total Loans     Total Outstanding
                                      Amount     by Category            Loans
                                  (In Thousands)
Breakdown of allowance:
 Mortgage loans:
   One- to four-family                 $ 51          0.59%              67.09%
   Construction                           -             -                1.10%
   Multi-family                           9          0.95%               7.40%
   Commercial/nonresidential             16          0.93%              13.44%
                                        ---                             -----
     Total mortgage loans                76                             89.03%

 Consumer loans                          22          1.57%              10.97%
                                        ---                            ------
     Total allowance for loan losses   $ 98                            100.00%
                                        ===                            ======

Investment Activities

     General

The investment policy of the Bank, which is established by the Board of Directors and implemented by the Bank's management, is designed primarily to provide and maintain required liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk and complement the Bank's lending activities. The Bank's investment policy permits investment in various types of liquid assets authorized under FDIC and state regulations, which include U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances and deposits at the FHLB-Chicago. The Bank also invests in investment grade corporate debt securities and mortgage-backed securities.

The investment activities of the Bank consist primarily of investment in mortgage-backed securities and investment securities, consisting primarily of securities issued or guaranteed by the United States Government or agencies thereof and corporate obligations. Typical investments include federally sponsored agency mortgage pass-throughs and private issue and senior-subordinated pass-throughs.

     Mortgage-Backed Securities

Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgage loans, the principal and interest payments on which are passed from the mortgage loan originators through intermediaries (generally federal government-sponsored enterprises) that pool and repackage the participation interest in the form of securities to investors such as the Bank. Such federal government-sponsored enterprises, which guarantee the payment of principal and interest to investors include FHLMC, FNMA and GNMA. Mortgage-backed securities generally increase the quality of the Bank's asset by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank.

FHLMC, FNMA and GNMA were established to provide support for low-and middle-income housing.
There are limits to the maximum size of loans that qualify for these programs. Currently, GNMA limits its maximum loan size to $184,000 for VA loans and on average $124,875 for FHA loans.
FNMA and FHLMC limit their loans to $203,200. To accommodate larger-sized loans and loans that for other reasons do not conform to the agency programs, a number of private institutions have established their own securitization programs.

Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgage loans with interest rates within a range and have varying maturities. The underlying pool of mortgage loans can be composed of either fixed rate mortgage or ARM loans. Mortgage-backed securities commonly are referred to as mortgage participation certificates or past-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgage loans (i.e., fixed rate or adjustable rate, as well as prepayment risk) are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgage loans.

The actual maturity of a mortgage-backed security varies, however, depending on when the mortgages prepay or repay the underlying mortgage loans. Prepayments of the underlying mortgage loans may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount, related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security and these assumptions are reviewed periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgage loans depend on many factors, including type of mortgage loans and general levels of market interest rates. The difference between the interest rates on the underlying mortgage loans and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase.
If the coupon rate of the underlying mortgage loans significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgage loans. Prepayment experience is more difficult to estimate for adjustable rate mortgage-backed securities.

A senior-subordinated structure often is used with mortgage-backed securities to provide credit enhancement for pass-through securities when the underlying collateral is not guaranteed by an agency of the U.S. Government. These structures divide mortgage pools into two risk classes: a senior class and one or more subordinated classes. The subordinated classes provide protection to the senior classes. When cash flow is impaired, debt service goes first to the holders of senior class securities. In addition, incoming cash flows also may go into a reserve fund to meet any future shortfalls of cash flow to senior noteholders. The subordinated noteholder may not receive any funds until the senior noteholders have been paid and, when appropriate, until a specified level of funds has been contributed to the reserve fund.

     Composition of Bank's Mortgage-Backed Securities Portfolio

The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of the Bank's mortgage-backed securities held to maturity at September 30,
1996.

                                      At September 30, 1996
                                           Over One to           Over Five
                     One year or Less       Five Years          to Ten Years
                               Weighted            Weighted            Weighted
                   Carrying    Average   Carrying  Average   Carrying  Average
                    Value       Yield      Value    Yield     Value     Yield
                                     (Dollars in Thousands)
GNMA                $  -          -          -        -        $19       8.02%
FHLMC                 83         8.58%       -        -          -        -
FNMA                   -          -          -        -          -        -
                      --                                        --
  Total             $ 83         8.58%       -        -        $19       8.02%
                      ==                                        ==

                                      At September 30, 1996
                     Over Ten Years               Mortgage-Backed Securities Total
                                                Average              Approx-
                               Weighted        Remaining              imate    Weighted
                   Carrying    Average         Years to   Carrying   Market    Average
                    Value       Yield          Maturity    Value      Value     Yield
                                     (Dollars in Thousands)
GNMA               $    8        9.87%           9.59     $   27     $   26      8.55%
FHLMC               2,234        6.13%           8.28      2,317      2,230      6.22%
FNMA                1,377        6.26%           9.07      1,377      1,326      6.26%
                    -----                                  -----      -----
  Total            $3,619        6.19%           8.58     $3,721     $3,582      6.25%
                    =====                                  =====      =====

The table below sets forth certain information regarding the carrying and market values and percentage of total carrying values of the Bank's mortgage-backed securities held to maturity.

                                                 At September 30,
                                        1996                         1995
                            Carrying    % of    Market     Carrying  % of    Market
                              Value     Total    Value       Value   Total    Value
                                              (Dollars in Thousands)
GNMA                         $   27     0.72%   $   26     $   62    1.46%   $   63
FHLMC                         2,317    62.27%    2,230      2,615   61.56%    2,554
FNMA                          1,377    37.01%    1,326      1,571   36.98%    1,530
                              -----   ------     -----      -----  ------     -----
  Total                      $3,721   100.00%   $3,582     $4,248  100.00%   $4,147
                              =====   ======     =====      =====  ======     =====

The following table sets forth the activity of the Bank's mortgage-backed securities held to maturity during the periods indicated.

                                                     Year Ended September 30,
                                                      1996     1995      1994
                                                          (In thousands)
  At beginning of period                            $4,248    4,876      2,409
    Purchases                                            -        -      2,984
    Sales                                                -        -          -
    Repayments                                        (530)    (632)      (515)
    Premium/discount amortization                        3        4         (2)
                                                     -----    -----      -----
  At end of period                                  $3,721    4,248      4,876
                                                     =====    =====      =====

     Investment Securities

The Bank invests in various types of liquid assets that are permissible investments for state chartered savings banks, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of federally insured banks and savings institutions and federal funds. Subject to various restrictions, the Bank also may invest its assets in commercial paper and investment grade corporate debt securities. The Bank's current investment policy permits purchase only of investments rated investment grade (i.e., rated in one of the top four rating categories) by a nationally recognized statistical rating organization ("NRSRO") and does not permit purchases of securities of noninvestment grade quality.

Medium-term corporate notes with a maximum maturity of three years are authorized for purchase for the Bank's investment portfolio. All purchases are limited to a pre-approved list of issuers, with maximum exposure determined by the issuer's credit rating by a major credit rating service. Medium-term corporate notes generally are unsecured debentures of the issuing company.
Most issues approved for purchase are financing subsidiaries of major industrial companies. At
September 30, 1996, the Bank held $2.8 million of corporate debt securities. All corporate debt securities purchased must be rated in one of the top four rating categories by any of the NRSROs at the time of purchase. The maximum exposure per issuer is limited to $1.0 million for a single issuer rated in one of the two highest categories and $500,000 for a single issuer rated in the third and fourth highest categories.

The table below sets forth certain information regarding the carrying and market values and percentage of total carrying values of the FOCC's securities.


                                                         At September 30,
                                               1996                           1995
                                    Carrying   % of    Market      Carrying   % of    Market
                                      Value    Total   Value         Value    Total   Value
                                                     (Dollars in Thousands)
Securities held to maturity:

  U.S. government and other
    agency obligations                $1,997  100.00%  $1,992      $ 5,891   43.36%  $ 5,947
  Corporate notes                          -       -        -        7,696   56.64%    7,715
                                       -----  ------    -----       ------  ------    ------
      Total                           $1,997  100.00%  $1,992      $13,587  100.00%  $13,662
                                       =====  ======    =====       ======  ======    ======


                                                         At September 30,
                                               1996                           1995
                                    Carrying                       Carrying
                                      Value    % of  Amortized       Value    % of  Amortized
                                    (Market)   Total   Cost        (Market)   Total   Cost
                                                     (Dollars in Thousands)
Securities available for sale:
  U.S. Government and other
    agency obligations                $7,097   72.00%  $7,097      $ 4,506  100.00%  $ 4,490
  Corporate notes                      2,760   28.00%   2,753            -       -         -
                                       -----  ------    -----        -----  ------     -----
      Total                           $9,857  100.00%  $9,850      $ 4,506  100.00%  $ 4,490
                                       =====  ======    =====        =====  ======     =====


The table below sets forth certain information regarding the carrying value, weighted average yields and maturities of FOCC's securities and FHLB stock, excluding mortgage-backed securities,at September 30, 1996.

                                                At September 30, 1996
                                                     Over One to         Over Five
                              One year or Less        Five Years       to Ten Years
                                        Weighted            Weighted           Weighted
                              Carrying  Average   Carrying  Average  Carrying  Average
                                Value    Yield      Value    Yield     Value    Yield
                                                (Dollars in Thousands)
Securities held to maturity:
  U.S. Government and other
    agency obligations              -         -     $1,997     6.47%        -       -
  FHLB Stock                        -         -          -        -         -       -
                                 ----      ----      -----     ----      ----    ----
      Total                         -         -     $1,997     6.47%        -       -
                                 ====      ====      =====     ====      ====    ====

                                                At September 30, 1996
                                             No Contractual
                              Over ten years    Maturity             Securities Total
                                                            Average
                                     Weighted              Remaining                 Weighted
                            Carrying  Average   Carrying   Years to  Carrying Market  Average
                             Value     Yield     Value     Maturity   Value    Value   Yield
                                                (Dollars in Thousands)
Securities held to maturity:
  U.S. Government and other
    agency obligations           -         -         -        2.83    $1,997   $1,992   6.47%
  FHLB Stock                     -         -       $152        N/A       152      152   6.75%
                              ----      ----        ---                -----    -----
      Total                      -         -       $152               $2,149   $2,144   6.49%
                              ====      ====        ===                =====    =====

                                                At September 30, 1996
                                                     Over One to         Over Five
                              One year or Less        Five Years       to Ten Years
                                        Weighted            Weighted          Weighted
                              Carrying  Average   Carrying  Average  Carrying Average
                                Value    Yield      Value    Yield     Value   Yield
                                                (Dollars in Thousands)
Securities available for sale:
  U.S. Government and other
    agency obligations         $2,605     6.76%    $4,492     6.77%        -       -
  Corporate notes               1,256     7.93%     1,497     6.39%        -       -
                                -----               -----               ----    ----
      Total                    $3,861              $5,989                  -       -
                                =====               =====               ====    ====

                                                At September 30, 1996
                                             No Contractual
                              Over ten years    Maturity             Securities Total
                                                            Average
                                     Weighted              Remaining                  Weighted
                            Carrying  Average   Carrying   Years to  Carrying  Market  Average
                             Value     Yield      Value    Maturity    Value    Value   Yield
                                                (Dollars in Thousands)
Securities available for sale:
  U.S. Government and other
    agency obligations           -         -          -      2.22     $7,097   $7,097   6.76%
  Corporate notes                -         -          -      1.07      2,753    2,760   7.09%
                              ----      ----       ----                -----    -----
      Total                      -         -          -      1.90     $9,850   $9,857   6.86%
                              ====      ====       ====                =====    =====

Sources of Funds

     General

The Bank's primary sources of funds for use in lending, investing and for other general purposes are deposits, proceeds from principal and interest payments on loans, mortgage-backed securities and investment securities. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in normal sources of funds or for deposit inflows at less than projected levels. The Bank is a member of the FHLB-Chicago and has occasionally borrowed from the FHLB-Chicago.

     Deposits

The Bank offers a variety of deposit accounts having a range of interest rates and terms. The
Bank's deposits principally consist of demand accounts (non-interest bearing checking, NOW, MMDA and passbook) and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The Bank's deposits are obtained primarily from the areas in which its offices are located, and the Bank relies principally on customer service, marketing programs and promotion to attract and retain deposit accounts also are used. The Bank does not currently solicit or currently accept brokered deposits. Management monitors the Bank's certificate accounts and based on historical experience, management believes it will retain a large portion of such accounts upon maturity.
Management considers Bank profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by competitors in deposit offerings and promotions. The Bank has been competitive in the types of accounts and interest rates it has offered on its deposit products. The Bank intends to
continue its efforts to attract deposits as a primary source of funds for supporting its lending and investing activities.

The following table presents the deposit activity of the Bank for the periods indicated.
Depositors have been shifting funds from lower interest certificates of deposit to mutual funds and other investment alternatives offering higher yields. However, the total decrease in deposits for the year ended September 30, 1994 was positively affected by an increase of $4.3 million in passbook account balances. Because the Conversion was not consummated until October
2, 1994, the stock proceeds were reflected in the passbook account balance at September 30,
1994. The decrease in deposit accounts for the year ended September 30, 1995 is mainly related to the $4.8 million used to purchase Common Stock in connection with the Conversion.  Deposits decreased by $4.6 million during the year ended September 30, 1996.  Management chose to price deposits to maintain interest margins rather than match or beat interest rates offered by other financial institutions or competing financial products such as mutual funds and bonds.

The following table presents the deposit activity of the Bank for the periods indicated.

                                                            Year Ended September 30,
                                                          1996        1995        1994
                                                                 (In thousands)
  Deposits                                              $33,576      42,949      40,249
  Withdrawals                                           (39,324)    (47,609)    (40,621)
                                                         ------      ------      ------
  Net deposits (withdrawals)                             (5,748)     (4,660)       (372)
  Interest credited on deposits                           1,241       1,086       1,021
  Charge in accrued interest                                (39)        (58)        (21)
                                                         ------      ------      ------
    Total increase (decrease) in deposits               $(4,546)     (3,632)        628
                                                         ======      ======      ======

The Bank had certificates of deposit in amounts of $100,000 or more maturing as follows:

                                                            September 30,
                                                           1996       1995
                                                        (Dollars in thousands)
  Three months or less                                     $208        211
  Over three through six months                             104          -
  Over six through twelve months                            116        312
                                                            ---        ---
     Total                                                 $428        523
                                                            ===        ===

The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                At September 30, 1996        At September 30, 1995
                                                  Weighted                      Weighted
                                        Percent   Average            Percent    Average
                                        of total  Nominal            of total   Nominal
                                Amount  Deposits   Rate      Amount  Deposits    Rate
                                                (Dollars in Thousands)
Demand accounts:
  Non-interest bearing         $   270    1.09%       -     $   231    0.79%        -
  NOW                            1,165    4.69%    2.65%      1,566    5.34%     2.62%
  Money Market                   2,669   10.74%    4.00%      2,809    9.57%     3.96%
  Passbook                       4,016   16.17%    2.75%      4,598   15.67%     2.78%
                                 -----  ------               ------  ------
    Total demand accounts        8,120   32.69%    3.06%      9,204   31.37%     3.04%
                                 -----  ------               ------  ------
Certificate accounts:
  One to six months              4,144   16.68%    5.14%      4,470   15.23%     6.18%
  12 to 20 months                7,418   29.86%    5.40%      8,119   27.66%     6.12%
  24 to 36 months                4,728   19.03%    5.50%      7,029   23.95%     5.39%
  36 to 60 months                    4    0.02%    4.80%          4     .01%     4.80%
  Jumbo                            428    1.72%    5.30%        523    1.78%     5.50%
                                ------  ------               ------  ------
    Total certificates          16,722   67.31%    5.36%     20,145   68.63%     5.86%
                                ------  ------               ------  ------
    Total deposit accounts      24,842  100.00%    4.61%     29,349  100.00%     4.98%
                                        ======                       ======
Accrued interest                   120                          159
                                ------                       ------
    Total deposits             $24,962                      $29,508
                                ======                       ======

The following table presents, by various interest rate categories, the amounts of certificate accounts outstanding at September 30, 1996, 1995 and 1994, and the periods to maturity of the certificate accounts outstanding at September 30, 1996.

                                                                     Period of Maturity
                                                                   From September 30, 1996
                                       At September 30,           Within     One to
                                    1996     1995     1994       One Year  Three Years  Total

Certificate of deposit accounts:
  3.99% or less                   $    -       143    2,869      $     -          -         -
  4.00% to 4.99%                    4,387    2,341   11,687        2,086      2,301     4,387
  5.00% to 5.99%                   12,104    7,474    2,973       11,933        171    12,104
  6.00% to 6.99%                      231   10,187      200          231          -       231
  7.00% to 7.99%                        -        -       42            -          -         -
  8.00% to 8.99%                        -        -       17            -          -         -
                                   ------   ------   ------       ------      -----    ------
                                  $16,722   20,145   17,788      $14,250      2,472    16,722
                                   ======   ======   ======       ======      =====    ======

     Borrowings and Other Financing Transactions

The Bank's other available sources of funds include notes payable to the FHLB-Chicago and collateralized borrowings. As a member of FHLB-Chicago, the Bank is required to own capital stock in and is authorized to apply for borrowings from the FHLB-Chicago. Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities.
The FHLB-Chicago may prescribe the acceptable uses for these borrowings, as well as limitations on the amount and repayment provisions. The Bank has rarely borrowed funds in the past, although it will continue to monitor use of this source in the future. At September 30, 1996 the Bank had no outstanding borrowings from the FHLB-Chicago, because the Bank had a high level of liquidity.

Federal Taxation

     General

The following discussion of tax matters is intended to be a summary of the material tax rules applicable to the Bank and does not purport to be a comprehensive description of all applicable tax rules.

The Bank and the Holding Company report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below.

     Bad Debt Reserves

Savings institutions, such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts"), are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. Effective for tax years beginning after December 31, 1995, institutions will be required to recapture into taxable income over a six year period the portion of the tax bad debt reserve that exceeds the
1987 tax year level.  The Bank will be permitted to make additions to the tax bad debt reserve using the experience method.

Earnings that have been appropriated for bad debt reserves and deducted for federal income tax purposes cannot be used by the Bank to pay cash dividends to the Holding Company without the payment of income taxes by the Bank at the then current income tax rate on the amount deemed distributed, which would include the amount of any federal income taxes attributable to the distribution. Thus, any dividends to the Holding Company that would reduce amounts appropriated
(to the Bank's bad debt reserves and deducted for federal income tax purposes could create a tax liability for the Bank. The Bank does not intend to pay dividends that would result in a recapture of its bad debt reserves.

     Distributions

To the extent that (i) the Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under an experience method, and (ii) the Bank makes
"non-dividend distributions" to stockholders that are considered to result in distributions from the excess bad debt reserve or the supplemental reserve for losses on loans ("Excess
Distribution"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current or accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserves.

The amount of additional taxable income created from an Excess Distribution is an amount that when reduced by the tax attributable to the income is equal to the amount of the distribution.
Thus, if certain portions of the Bank's accumulated tax bad debt reserve are used for any purpose other than to absorb qualified bad debt losses, such as for the payment of dividends or other distributions with respect to the Bank's capital stock (including distributions upon redemption or liquidation), approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state taxes). See "Dividend Policy" and "Regulation" for limits on the payment of dividends by the Bank.

     Corporate Alternative Minimum Tax

For taxable years beginning after December 31, 1986, the Internal Revenue Code imposes an alternative minimum tax ("AMT") on a corporation's alternative minimum taxable income ("AMTI")
which is imposed at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method, over the deduction that would have been allowable under an experience method, is treated as a preference item for purposes of computing the AMTI. Only 90%
of AMTI can be offset by net operating losses. For taxable years beginning after December 31,
1989, the adjustment to AMTI based on book income will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of
0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Bank, whether or not an AMT is due. The Bank is not subject to the environmental tax and does not expect to be subject to the AMT.

     State Taxation

The Bank is subject to franchise taxes at a rate of 7.9% imposed by the State of Wisconsin.
Wisconsin taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, no deduction is allowed for state income taxes, and net operating losses may be carried forward but not back. Wisconsin law does not provide for filing of consolidated income tax returns.

     Regulation

The Bank consummated its conversion from a mutual to a stock savings bank on October 21, 1994.
Therefore, the ensuring discussion involves regulations as they apply to stock savings banks.

The Bank is a Wisconsin-chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank
is subject to extensive regulation by the Commissioner, as its chartering agency, and by the
FDIC, as its deposit insurer and principal federal regulator. The lending and investment authority of the Bank is prescribed by Wisconsin law and regulations, as well as applicable federal law and regulations, and the Bank is prohibited from engaging in any activities not permitted by such law and regulations. The Company is a one-bank holding company subject to regulatory oversight by the Federal Reserve Board ("FRB"), the Commissioner and the Securities
and Exchange Commission ("SEC").

Wisconsin Savings Bank Regulation

The Commissioner has adopted regulations governing the regulation and supervision of
Wisconsin-chartered savings banks which became effective March 1, 1994.

     Examinations and Assessments

As a Wisconsin-chartered stock savings bank, the Bank is subject to regulation and supervision by the Commissioner. The Bank is required to file periodic reports with and is subject to periodic examinations at least once every 18-month period by the Commissioner. Savings banks are required by the Commissioner's regulations to pay examination fees and annual assessments to fund the supervisory operations of the Commissioner.

     Investments

Under Wisconsin law, the Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property. Savings banks may lend funds, on a secured or unsecured basis, for commercial or consumer purposes, provided that aggregate commercial loans do not exceed 10% of the savings bank's total assets and aggregate consumer loans do not exceed 10% of the savings bank's total assets. Subject to certain limited exceptions, savings banks may not make a loan secured by a first lien mortgage in an amount in excess of 90% of the fair market value of the real estate security.

Savings banks also may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments and agencies. Investment in debt securities of local governmental units may not exceed 50% of capital and temporary borrowings of any local governmental unit maturing within one year from the date of issue may not exceed 60% of capital.
Investment in short-term commercial paper issued by a financial institution, corporation or other borrower must have a maturity of two to 270 days and be rated in one of the four highest categories by a nationally recognized rating service.

Subject to the prior approval of the Commissioner and compliance with capital requirements, savings banks may invest in residential housing development projects or in the stock of a corporation that owns one or more of such projects and is a wholly owned subsidiary of a financial institution, provided that investment in any one project does not exceed 15% of capital and the aggregate investment in such projects does not exceed 50% of capital.

Under the Commissioner's regulations, savings banks may invest in service corporations or subsidiaries with the prior approval of the Commissioner and subject to the condition that the service corporation or subsidiary engages in only those activities pre-approved by the
Commissioner, agrees to be audited annually by a certified public accountant, agrees to bear the expense of all examinations and audits conducted by the Commissioner, and agrees not to enter into a business venture, directly, or indirectly with an officer, director or employee of the savings bank. Under the Commissioner's regulations, a savings bank's investment in a service corporation or subsidiary is broadly defined to include: acquisition of capital stock;
partnership or joint venture capital contributions; mortgage loans, commercial loans, loan guarantees and letters of credit; liability for the debt of a partnership or joint venture; or

any other obligation for direct or contingent payment of a service corporation or subsidiary's debt. The Bank does not have any subsidiary operations.

The lending and investment powers of Wisconsin savings banks also are limited by FDIC regulations and other federal law and regulations. See "Restrictions Upon State-Chartered
Banks".

     Loans to One Borrower

Wisconsin-chartered savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 15% of capital plus an additional 10% for loans fully secured by readily marketable collateral. In addition, savings banks may make loans to one borrower for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of capital, provided certain conditions are satisfied. If the collateral securing an outstanding loan falls below
100% of the total amount of the loan or extension of credit or otherwise does not conform to the foregoing loans-to-one borrower limitations, a savings bank must bring such loan into conformance within 15 business days unless a judicial proceeding or other extraordinary occurrence prevents the savings bank from taking action. At September 30, 1996, the Bank did not have any loans which exceeded the loans-to-one borrower limitations.

     Qualified Thrift Requirement

As a Wisconsin-chartered savings bank, the Bank must qualify for and maintain a level of qualified thrift investments equal to 60% of its assets as prescribed in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"). At September 30, 1996, the Bank maintained 82.55% of its assets in qualified thrift investments and therefore met the qualified thrift requirement.

     Dividend Limitations

A savings bank which meets its regulatory capital requirement may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. If the paid-in surplus of the savings bank does not equal its capital stock, the board of directors may not declare a dividend unless at least 10% of the net profits of the preceding half year in the case of quarterly or semi-annual dividends, or 10% of the net profits of the preceding year in case of annual dividends, has been transferred to paid-in surplus. In addition, prior approval of the Commissioner is required before dividends exceeding 50% of profits for any calendar year may be declared and before a dividend may be declared out of retained earnings. Under the
Commissioner's regulations, a savings bank which has converted from mutual to stock form also is prohibited from paying a dividend on its capital stock if the effect thereof would cause the regulatory capital of the savings bank to be reduced below the amount required for its liquidation account.

     Liquidity

Under the Commissioner's regulations, savings banks are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain banker's acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) of not less than 8% of its average daily balance during the preceding calendar month of its net withdrawable accounts plus its short-term borrowings. In addition, the regulations require savings banks to maintain an average daily balance of short-term liquid assets of not less than
1% of the average daily balance during the preceding calendar month of its net withdrawable accounts plus its short-term borrowings. On September 30, 1996, the Bank's liquidity ratio as defined under the Commissioner's regulations was 54.05%.

     Prompt Corrective Regulatory Action

The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, federal bank regulators are required to take certain supervisory actions with respect to undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, FDICIA requires federal bank regulators to appoint a receiver or conservator for an institution that is critically undercapitalized. FDICIA authorizes federal bank regulators to specify the ratio of tangible capital to assets at which an institution becomes critically undercapitalized and requires that the ratio be no less than 2% of total assets.


On September 15, 1992, the FDIC adopted a final rule to implement the prompt corrective action provisions of FDICIA.  Under the regulations, an insured institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-
based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater.  An "adequately capitalized" institution is an insured institution that does not meet the definition of well capitalized and has (i) a total risk-based capital ratio of 8.0% or greater, a Tier 1  capital risk-based ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or 3.0% or greater if the institution has a composite 1 CAMEL rating).  An insured institution that has total capital to risk-based assets of less than 8.0%, core capital to risk-based assets of less than
4.0%, or a leverage ratio that is less than 4.0%, would be considered "undercapitalized". An insured institution that has total capital to risk-based assets of less than 6.0%, core capital to risk-based assets of less than 3.0%, or a leverage ratio that is less than 3.0%, would be considered "significantly undercapitalized" and an insured institution that has tangible capital to assets ratio equal to or less than 2.0% would be deemed "critically undercapitalized".

Subject to limited exceptions, insured institutions in any of the undercapitalized categories are prohibited from declaring dividends, making any other capital distribution or paying a management fee to a controlling person. Undercapitalized institutions are subject to certain mandatory supervisory actions, including increased monitoring, required capital restoration planning and growth and acquisition restrictions. The filing of a capital restoration plan, which must be guaranteed by any parent holding company, also is required. Significantly undercapitalized institutions face even more severe restrictions, requiring the institution to raise additional capital; restricting transactions between the institution and its affiliates;
restricting interest rates paid on deposits; requiring the institution to accept an offer to be acquired by another institution or company; and requiring the institution to terminate, reduce or alter any activity posing excessive risk to the institution. The Bank currently exceeds all applicable regulatory capital requirements and therefore is not subject to prompt correction action.

Brokered Deposits; Interest Rate Limitations

FDIC regulations promulgated under FDICIA govern the acceptance of brokered deposits by insured depository institutions. The capital position of an institution determines whether and with what limitations an institution may accept brokered deposits. A "well-capitalized" institution (one that significantly exceeds specified capital rations) may accept brokered deposits without restriction. "Undercapitalized" institutions (those that fail to meet minimum regulatory capital requirements) may not accept brokered deposits and "adequately capitalized" institutions (those that are not "well-capitalized" or "undercapitalized") may only accept such deposits with the consent of the FDIC. "Adequately capitalized" institutions may apply for a waiver by letter to the FDIC. An institution that is not "well capitalized", even if meeting minimum capital requirements, may not solicit brokered or other deposits by offering interest rates that are significantly higher than the relevant local or national rate as determined under the regulations. The Bank is a "well-capitalized" institution and therefore may accept brokered deposits without restrictions. At September 30, 1996, the Bank had no brokered deposits.

Uniform Lending Standards

Under FDICIA, federal bank regulators are required to adopt uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building of other improvements to real estate. Savings institutions and savings banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending polices must reflect consideration of the Interagency Guidelines for Real Estate
Lending Policies adopted by federal bank regulators. The Bank has adopted and maintains such policies.

Standards for Safety and Soundness

FDICIA required federal bank regulators to prescribe operational and managerial standards for all insured depository institutions and depository institution holding companies relating to internal controls, information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; and compensation, fees and benefits.
The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that would provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, federal bank regulators were required to prescribe standards relating to asset quality, earnings and stock valuation that the regulators determined to be appropriate.

On September 23, 1994, the Riegle Act (the "Riegle Act") was enacted. The Riegle Act amended
Section 39 of the FDI Act: (1) To authorize the federal bank regulators to establish safety and soundness standards by regulation or by guideline for all insured depository institutions; (2)
to give the regulators greater flexibility in prescribing asset quality and earnings standards;
and (3) to eliminate the requirement that standards prescribed under Section 39 apply to depository institution holding companies.

On July 10, 1995, federal bank regulators adopted Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") and also adopted a final rule establishing deadlines for submission and review of safety and soundness compliance plans. Federal bank regulators are authorized, but not required, to request a compliance plan for failure to satisfy the safety and soundness standards set out in the Guidelines. An institution must file a compliance plan within
30 days of a request to do so from the institution's primary federal regulators. Regulators expect to request a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution.

With respect to internal controls, information systems and internal audit systems of institutions, the Guidelines prescribe the functions that adequate internal controls and information systems must be able to perform, rather than providing the types of controls or systems that must be present in every case. Each institution is required to have an internal audit system that provides for adequate testing and review of internal controls and information systems.

The Guidelines do not specify in detail what loan documentation must contain; documentation practices would be evaluated based upon each institution's ability to: make informed decisions and assess risk on an ongoing basis; identify the purpose of the loan and assess the ability of the borrower to repay the indebtedness in a timely manner; insure that any claim against a borrower is legally enforceable; demonstrate appropriate administration and monitoring of the loan; and take account of the size and complexity of the loan. The Guidelines establish general parameters of safe and sound credit underwriting practices, and require each institution to establish and maintain prudent credit underwriting practices commensurate with the size of the institution and the nature and scope of its lending activities.

With respect to interest rate risk management, the Guidelines require institutions to manage interest rate risk in a manner appropriate to the size of the institution and the complexity of its assets and liabilities. Larger institutions that are exposed to significant interest rate risk would be expected to maintain a more formal system for the measurement and management of such risk. Further, an institution is required to base its asset growth on a plan that reflects consideration of: (i) the source, volatility and use of the funds that support asset growth;
(ii) any increase in credit risk or interest rate as a result of growth; and (iii) the effect of growth on the institution's capital.

The Guidelines also require an institution to base its asset growth on a plan that fully considers the source of an institution's growth, the risks presented by such growth, and the effect of growth on the institution's capital. Regulators will evaluate asset growth against an institution's overall strategic plan for growth.

In addition, the Guidelines would require that each institution maintain safeguards to prevent the payment of compensation, fees, or benefits that are excessive or could lead to material financial loss. Compensation that is unreasonable or disproportionate to the service actually performed by the institution being compensated would be considered excessive. In making such a determination, the federal regulators would consider all relevant factors, including the compensation history of the individual and other individual with comparable expertise at the institution, the financial condition of the institution, comparable compensation packages at comparable institutions, and any connection between an individual and any wrongdoing at the institution.

The final rule does not set forth any standards related to asset quality and earnings in the final Guidelines. Federal regulators-intend to add revised asset quality and earnings standards to the Guidelines after receiving comments and finalizing such standards. The federal regulators also concluded that establishing stock valuation standards for publicly traded institutions is not appropriate. Regulators intend to-continue existing practice of augmenting overall examinations and ongoing monitoring of publicly-traded institutions through the review of stock price changes, market price to book value ratios, bond ratings and other indicators of the market's assessment of an institution's performance.

The Bank believes that its operational and managerial standards substantially comply with a standards set forth in the Guidelines and that compliance with the Guidelines will therefore not impose a significant burden on Bank operations.

Restrictions Upon State-Chartered Banks

The FDICIA added a new Section 24 to the Federal Deposit Insurance Act of 1950 ("FDI Act") which generally limits the activities and equity investments of FDIC-insured state-chartered banks and their subsidiaries to those permissible for federally chartered national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

Regulations governing equity investments of banks generally prohibit certain equity investments and require divestiture of such investments by December 19, 1996. Section 24 provides an exception for investments in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies by a bank if (1) the bank held such types of investments during the 14-month period from September 30, 1990 through November 26,
1991, (2) the state in which the bank is chartered permitted such investments as of September
30, 1991, and (3) the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Upon receiving such FDIC approval, an Institution's investment in such equity securities will be subject to an aggregate limit up to its core capital. Section 24 also contains an exception for certain majority-owned subsidiaries. Banks holding impermissible equity investments that do not receive FDIC approval must submit to the FDIC a plan for divesting such investments as quickly and as prudently as possible. The Bank does not hold any impermissible equity investments.

Insured savings banks must obtain the FDIC's prior approval before directly, or indirectly through a majority-owned subsidiary, engaging "as principal" in any activity that is not permissible for a national bank unless certain exceptions apply. An "activity permissible for a national bank" includes any activity that is authorized for a national bank under the National
Bank Act (12 U.S.C. 21 et seq.) or any other statute, as well as activities recognized as permissible in regulations issued by the Office of Comptroller of Currency (the "OCC"), official circulars or bulletins issued by the OCC, or any order or written interpretation issued by the
OCC. However, in order for a state bank to conduct an activity as principal without the FDIC's consent, the activity must be conducted in the same manner in which a national bank is authorized to conduct the activity. Under the activity regulations, FDIC-supervised state banks will not-be permitted to directly engage in commercial ventures or any insurance underwriting activity other than to such activities are permissible for a national bank or a national bank subsidiary or except for certain limited insurance underwriting activities. In addition, the activity regulations provide that state banks which meet all regulatory capital requirements may engage in certain activities that are not permissible for national banks which are deemed not to present a significant risk to the insurance fund, including guaranteeing certain obligations of others, activities which the FRB has found to be closely related to banking and certain securities activities conducted through subsidiaries. The FDIC will not approve an activity it determines would present a significant risk to FDIC insurance funds. Bank activities are of a type permissible under FDICIA.

As a SAIF-insured, state-chartered savings bank which was formerly a state-chartered savings association, the Bank was subject to certain restrictions which are imposed by federal law on state-chartered savings associations, including a prohibition against engaging in activities
(other than as agent for its customers) that are not permissible for a federally chartered savings association or engaging in activities authorized for federally chartered associations, but to a greater extent than authorized for federally chartered associations, unless the association met its fully phased-in capital requirements and the FDIC determined that the activity will not pose a significant risk to the deposit insurance fund. Effective December 8,
1993, the FDIC amended its regulations to delete certain provisions requiring SAIF insured state banks to continue to comply with certain restrictions applicable to state-chartered savings associations. The effect of such amendment is to treat SAIF-insured state banks and Bank
Insurance Fund ("BIF") member state banks the same rather than subject such institutions to additional restrictions based on insurance fund membership.

Capital Maintenance

FDIC Regulation

FDIC-insured institutions are required to follow certain capital adequacy guidelines which prescribe minimum levels of capital and require that institutions meet certain risk-based and leverage capital requirements. Under the FDIC capital regulations, the Bank is required to meet the following capital standards: (i) "Tier 1 capital" in an amount not less than 3% of total assets; (ii) "Tier 1 capital" in an amount not less than 4% of risk-weighted assets; and (iii)
"total capital" in an amount not less than 8% of risk-weighted assets.

FDIC-insured institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating System established by the Federal
Financial Institutions Examination Council) are required to maintain "Tier 1 capital" equal to at least 3% of total assets (the "leverage limit" requirement). For all other FDIC-insured institutions, the minimum leverage limit requirement is 3% of total assets plus at least an additional 100 to 200 basis points. Tier 1 capital is defined to include the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights). An institution that fails to meet the minimum leverage limit requirement must file a capital restoration plan with the appropriate FDIC regional director that details the steps it will take to reach capital compliance. At September 30, 1996, the
Bank's ratio of Tier 1 capital to total assets was 17.16% or 13.16% in excess of the minimum leverage limit requirement.

FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines which are designed to provide a measure of capital more sensitive to the risk profiles of individual banks. Under the risk-based capital guidelines, capital is divided into two tiers:
core (Tier 1) capital, as defined above, and supplementary capital (Tier 2). Tier 2 capital is limited to 100% of core capital and includes cumulative perpetual preferred stock, mandatory convertible securities, subordinated debt, intermediate preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital. The risk-based capital framework assigns balance sheet assets to one of four broad risk categories which are assigned risk-weights ranging from 0% to
100% based primarily on the degree of credit risk associated with the obligor. Off-balance sheet items are converted to an on-balance sheet "credit equivalent" amount utilizing certain conversion factors. The weighted sum of the four risk-weighted categories equals risk-weighted assets. At September 30, 1996, the Bank's Tier 1 capital to risk-weighted assets was 33.77%, or
29.77% in excess of the FDIC requirement and the Bank's total capital to risk-weighted assets were 34.56% or 26.56% in excess of the FDIC requirement.

Wisconsin Regulation

Wisconsin-chartered savings banks are required to maintain a minimum capital to assets ratio of
6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the Commissioner determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the Commissioner may require a higher minimum capital level for the savings bank. If a savings bank's capital ratio falls below the required level, the Commissioner may direct the savings bank to adhere to a specific written plan established by the Commissioner to correct the savings bank's capital deficiency, as well as a number of other restrictions on the savings bank's operations, including a prohibition on the declaration of dividends by the savings bank's board of directors. At
September 30, 1996, the Bank's total capital, as calculated under Wisconsin law, was $5.9 million or 18.40% of total assets, which was 12.40% in excess of the required amount.

Insurance of Deposits

The Bank is required to pay assessments based on a percentage of its insured deposits to the
FDIC for insurance of its deposits by the SAIF.  Under the Federal Deposit Insurance Act, the
FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

Under the FDIC's risk-based assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the
FDIC, which is determined by the institution's capital level and supervisory evaluations.  Based on the data reported to regulators the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations.  See "--Prompt Corrective
Regulatory Action."  Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisor evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.  Subgroup A consists of financially sound institutions with only a few minor weaknesses.  Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund.
Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.  The assessment rate ranges from
0.23% of deposits for well capitalized institutions in Subgroup A to 0.31% of deposits for undercapitalized institutions in Subgroup C while assessments for over 90% of the BIF members had been the statutory minimum of $2,000.  Recently enacted legislation provided for a one-time assessment of 65.7 basis points of insured deposits as of March 31, 1995, that fully capitalized the SAIF and had the effect of reducing future SAIF assessments.  Accordingly, although the special assessment resulted in a one-time charge to the Bank of approximately $178,000 pretax and $108,000 net of tax effect, the recapitalization of the SAIF had the effect of reducing the
Bank's future deposit insurance premiums to the SAIF.   Under the recently enacted legislation,
both BIF and SAIF members will be assessed an amount for the FICO Bond payments.  BIF members will be assessed approximately 1.3 basis points while the SAIF rate will be approximately 6.4 basis points until January 1, 2000.  At that time, BIF and SAIF members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

SAIF members are generally prohibited from converting to the status of members of the Bank
Insurance Fund ("BIF") administered by the FDIC or merging with or transferring assets to a BIF member before the date on which the SAIF meets or exceeds the designated reserve ratio of 1.25%
of insured deposits.  The FDIC, however, may approve such a transaction in the case of a SAIF member in default or if the transaction involves an insubstantial portion of the deposits of each participant.  In addition, mergers, transfers of assets and assumptions of liabilities may be approved by the appropriate bank regulator so long as deposit insurance premiums continue to be paid to the SAIF for deposits attributable to the SAIF members plus an adjustment for the annual rate of growth of deposits in the surviving bank without regard to subsequent acquisitions.  Each depository institution participating in a SAIF to BIF conversion transaction is required to pay an exit fee to SAIF and an entrance fee to BIF.  A savings association may adopt a commercial bank or savings bank charter if the resulting bank remains a SAIF member.

The FDIC has proposed a rule that would lower the regular semi-annual SAIF assessment rates by establishing a base assessment rate schedule ranging from 4 to 31 basis points effective October
1, 1996.  The rule widens the range between the lowest and highest assessment rates among healthy and trouble institutions with the intent of creating an incentive for savings institutions to control risk-taking behavior.  The rule also prevents the FDIC from collecting more funds than needed to maintain the SAIF's capitalization at 1.25% of insured deposits.

Under law, the FDIC may not impose semi-annual assessments which would cause it to collect more funds than are necessary to maintain the SAIF's designated reserve ratio.  As a result, the base assessment rate schedule will be immediately modified in two ways.  The first modification, applying to institutions such as certain BIF members and SAIF-member banks that do not pay assessments to the FICO, reduces the base assessment rate by 4 basis points for a range from 0 to 27 basis points.  The second modification sets a special interim rate schedule from 18 to 27 basis points for the period from October 1, 1996 to December 31, 1996 to SAIF-member savings associations that pay assessments to the FICO.  After December 31, 1996, the special interim rates would terminate and these institutions would also pay the base assessment rate as reduced by the 4 basis point adjustment.  Any excess funds collected by the FDIC in the last six months of 1996 would be refunded or credited, with interest to the institution.

Restrictions on Loans to and Transactions with Insiders and Affiliates

In accordance with Section 22(h) of the Federal Reserve Act of 1913, as amended ("Federal
Reserve Act"), FRB regulations limited the total amount a savings bank may lend to its executive officers, directors, principal shareholders and their related interests
(collectively referred to herein as "affiliated persons"). Generally, an affiliated person may borrow an aggregate amount not exceeding 15% of a savings bank's unimpaired capital and unimpaired surplus on an unsecured basis and an additional 10% on a secured basis. FDICIA also set a limit on the aggregate amount a depository institution may lend to affiliated persons as a class to an amount not exceeding the institution's unimpaired capital and unimpaired surplus.
The FRB was authorized to make an exception to this aggregate limit for banks with deposits of less than $100 million in cases where an exception was determined to be important to avoid constricting the availability of credit in small communities or to attract directors to such banks. By final rule issued February 24, 1994, the FRB will permit the extension of credit by small adequately capitalized banks to affiliated persons in an amount up to 200% of unimpaired capital and unimpaired surplus in such cases.

To implement changes made to Section 22(h) by the Housing and Community Development Act of 1992,
the FRB amended its implementing regulations, effective May 3, 1993, to provide for certain exceptions from the definition of "extension of credit" that pose a minimal risk to institutions, including extensions of credit secured by obligations fully guaranteed by the federal government, unconditional takeout commitments or guarantees of any U.S. agency, department or wholly owned corporation, or a segregated deposit account at the institution.
Further, pursuant to the final rule issued February 24, 1994, the FRB amended the definition of
"extension of credit" in several respects. First, the FRB amended the "tangible economic benefit" rule to clarify that the rule does not apply to an arms-length extension of credit by a bank to a third party where the proceeds of the credit are used to finance the bona fide acquisition of property, goods or services from an insider or an insider's related interest.

Second, an "extension of credit" will no longer include a discount of promissory notes, bills of exchange, conditional sales contracts or similar paper, which are made without recourse.
Finally, the FRB has increased to $15,000 the threshold above which standard credit card loans to insiders would be counted as "extensions of credit".

In addition, the Commissioner's regulations establish restrictions on loans and other transactions with the Bank's affiliated persons. All loans to affiliated persons must be made in the "ordinary course of business" involving not more than the "normal risks of collectibility" and not exceeding the loan amount which would be available to members of the general public of similar credit status, must be secured by the principal residence of the affiliated person or deposit accounts maintained at the Bank and must be approved by a majority of the Bank's disinterested directors. Interest rates on loans to affiliated persons must be equal to or greater than the Bank's current cost of funds, except that the interest rate of a loan secured by a deposit account must be at least 1% above the rate of return on the deposit account. Extensions of credit to affiliated persons for commercial purposes, in the aggregate, may not exceed $100,000.

FDIC-insured state-chartered savings banks must comply with Sections 23A and 23B of the Federal
Reserve Act ("Sections 23A and 23B") relating to transactions with affiliates in the same manner and to the same extent as if the savings bank were a Federal Reserve member bank. Generally,
Sections 23A and 23B limit the extent to which an insured institution or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, plus and aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, issuance of a guaranty and similar other types of transactions. The Commissioner, for safety and soundness reasons, may impose more stringent restrictions on savings banks but may not exempt transactions from or otherwise abridge Sections
23A and 23B. Exemptions from 23A and 23B may be granted only by the FRB.

Unless prior approval of the Commissioner is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a stockholder owning more than 10% of its capital stock, or from any firm, corporation, entity for family in which an affiliated person or 10% stockholder has a direct or indirect interest. The Bank has not been significantly affected by such restrictions on loans to and transactions with affiliates.

Community Reinvestment Act

Under the Community Reinvestment Act of 1977, as amended (the "CRA"), as implemented by FDIC regulations, the Bank has a continuing and affirmative obligation consistent with this safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services it believes are best suited to its particular community. The CRA requires the FDIC, in connection with examination of a bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform,
Recovery and Enforcement Act of 1989 ("FIRREA") amended the CRA to require, effective July 1,
1990, public disclosure of an institution's CRA rating and require the primary regulator to provide a written evaluation of an institution's performance.

On May 4, 1995, the federal banking regulators adopted a final rule ("Final CRA Rule") governing compliance with CRA. The Final CRA Rule eliminates the previous-CRA regulation's 12 assessment factors and substitutes a performance based evaluation system. The Final CRA Rule was phased in over a period of time and became fully effective by July 1, 1997. Under the Final CRA Rule, an institution's performance in meeting the credit needs of its entire community, including low-
and moderate-income areas, as required by the CRA, is generally evaluated under three assessment tests relating to lending, investment and service.

The lending test analyzes lending performance using five criteria: (i) the number and amount of loans in the institution's assessment area, (ii) the geographic distribution of lending, including the proportion of lending in the assessment area, the dispersion of lending in the assessment area, and the number of amount of loans in low-, moderate-, middle-, and upper-income areas in the assessment area, (iii) borrower characteristics, such as the income level of individual borrowers and the size of businesses or farms, (iv) the number and amount, as well as the complexity and innovativeness of an institution's community development lending and (v)
the use of innovative or flexible lending practices in a safe and sound manner to address the credit needs of low- or moderate-income individuals or areas.

The investment test analyzes investment performance using four criteria: (i) the dollar amount of qualified investments, (ii) the innovativeness or complexity of qualified investments, (iii)
the responsiveness of qualified investments to credit and community development needs and (iv)
the degree to which the qualified investments made by the institution are not routinely provided by private investors.

The service test analyzes service performance using six criteria: (i) the institution's branch distribution among low-, moderate-, middle- and upper-income areas, (ii) its record of opening and closing branches, particularly in low- and moderate-income areas, (iii) the availability and effectiveness of alternative systems for delivering retail banking services, (iv) the rate of services provided in low-, moderate-, middle-, and upper-income areas and extent to which those services are tailored to meet the needs of those areas, (v) the extent to which the institution provides community development services, and (vi) the innovativeness and responsiveness of community development services provided.

Financial institutions with assets of less than $250 million, or a financial institution with assets of less than $250 million that is a subsidiary of a holding company with assets of less than $1 billion, will be evaluated under a streamlined assessment method based primarily on its lending record. The streamlined test considers an institution's loan-to-deposit ratio adjusted for seasonal variation and special lending activities, its percentage of loans and other lending related businesses and farms of different sizes, the geographic distribution of its loans, and its record of taking action, if warranted, in response to written complaints. In lieu of being evaluated under the three assessment tests or the streamlined test, a financial institution can adopt a "strategic plan" and elect to be evaluated on the basis of achieving the goals and benchmarks outlined in the strategic plan. Based upon a review of the Final CRA Rule, management of the holding Company does not anticipate that the new CRA regulations will adversely affect the Bank.

Federal Reserve System

Regulation D, promulgated by the FRB, imposes reserve requirements on all depository institutions, including savings banks and savings institutions, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits (including certain money market deposit accounts) at a savings institution. A depository institution must maintain average daily reserves equal to 3% of the first $54.0 million of net transaction accounts and an initial reserve of 01.6 million, plus 10%
of net transaction accounts in excess of 054.0 million. In addition, the first $4.2 million of otherwise reservable liabilities are exempt from the reserve requirement. These percentages and threshold are subject to adjustment by the FRB. The Bank satisfies its reserve requirements on an on-going basis by maintaining average balances of vault cash and non-interest bearing reserve deposits with the FHLB-Chicago (which are passed through to the FRB) which in total are greater than or equal to its required daily average balance.

Thrift institutions also have authority to borrow from the Federal Reserve Bank "discount window", but FRB policy generally requires thrift institutions to exhaust all sources before borrowing from the Federal Reserve System. The Bank had no discount window borrowings as of
September 30, 1996.

Federal Home Loan Bank System

The Federal Home Loan Bank System, consisting of 12 FHLBs, is under the jurisdiction of the
Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the
FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure the FHLBs remain adequately capitalized and able to raise funds in the capital market; and ensure that the FHLBs operate in a safe and sound manner.

The Bank, as a member of the FHLB-Chicago, is required to acquire an hold shares of capital stock in the FHLB-Chicago in an amount equal to the greater of i) 1% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or ii) 1/20 of its advances "borrowings) from the
FHLB-Chicago. The Bank is in compliance with this requirement with an investment in FHLB-Chicago stock of $152,000 at September 30, 1996.

Among other benefits, the FHLBs provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB-Chicago. At September
30, 1996, the Bank had no advances from the FHLB-Chicago.

Holding Company Regulation

Federal Regulation

The Company applied for the prior approval of the FRB, at the Federal Reserve Bank of Chicago
(the "Reserve Bank"), to become a registered bank holding company pursuant to the Bank Holding
Company Act of 1956, as amended the "BHCA") by acquiring all of the common stock of the Bank to be issued in connection with the Conversion. On July 22, 1994, the Reserve Bank advised the
Company its application would not be acted on by the Reserve Bank pursuant to delegated authority from the FRB, and the application would be acted upon by the FRB under a 60-day review process. The FRB approved the application on August 17, 1994.

The Company is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis) substantially similar to those of the FDIC for the Bank. The
Company's total and Tier 1 capital significantly exceed such capital adequacy requirements.

The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval will be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company. The BHCA also prohibits the acquisition by the Company of more than 5% of the voting shares or substantially all the assets of a bank located outside the State of Wisconsin unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval thereof also may be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired, including the Commissioner.

The Company is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with the FRB.

The status of the Company as a registered bank holding company under the BHCA does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including without limitation, certain provisions of the federal securities laws.

In addition, a bank holding company generally is prohibited from engaging in, or acquiring direct or indirect control of any company engaged in, non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services;
(iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring and/or operating a savings and loan association.

Under FIRREA, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if the Company ever acquired as a separate subsidiary a depository institution in addition to the Bank.

The FRB's "Policy Statement on Cash Dividends Not Fully Covered by Earnings" sets forth guidelines a bank holding company should follow when establishing its dividend policy. In general, the policy statement provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with its capital needs, asset quality and overall financial condition. The
FRB policy also requires that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity. These policies could affect the ability of the Company to pay cash dividends.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions imposed by the Federal Reserve Act on any extension of credit to, or purchase of assets from, or letter of credit on behalf of, the bank holding company or its subsidiaries, and on the investment in or acceptance of stocks or securities of such holding company or its subsidiaries as collateral for loans. In addition, provisions of the Federal Reserve Act and FRB regulations limit the amounts of, and establish required procedures and credit standards with respect to, loans and other extensions of credit to officers, directors and principal shareholders of the Bank, the Company, any subsidiary of the Company and related interests of such persons. See "Restrictions on Loans to and Transactions with Insiders and Affiliates".
Moreover, subsidiaries of bank holding companies are prohibited from engaging in certain tie-in arrangements (with the Company or any of its subsidiaries) in connection with any extension of credit, lease or sale of property or furnishing of services .

The Company and its subsidiary, the Bank, will be affected by the monetary and fiscal policies of various agencies of the United States government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management of the Company to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company.

State Savings Bank Holding Company Regulation

In addition to the FRB bank holding company regulations, a bank holding company that owns or controls, directly or indirectly, more than 25% of the voting securities of a state savings bank also is subject to regulation as a savings bank holding company by the Commissioner. The
Commissioner has not yet issued proposed regulations governing savings bank holding companies.

Acquisition of the Holding Company

Under the federal Change in Bank Control Act of 1978, as amended ("CBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's shares of Common Stock outstanding, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the
CBCA, the FRB has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by the Company and the Bank, and the antitrust effects of the acquisition. Under the BHCA, any company would be required to obtain approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the
Company's directors. In addition, the BHCA prohibits the acquisition of the Company by a bank holding company located outside the State of Wisconsin, unless such acquisition is specifically authorized by Wisconsin law.

Regulatory and Criminal Enforcement Provisions

FIRREA contains several changes to existing regulatory and criminal enforcement provisions. The major applicable provisions: expand the reach of the depository institution regulatory agencies'
civil enforcement authority to include, in addition to directors, officers employees and agents, any "institution-affiliated party" of a depository institution; clarify and enhance the authority of the agencies to order restitution or reimbursement in a cease-
and-desist order; unify removal provisions by the regulators and allow the agencies to proceed with a removal or prohibition action when an institution has been harmed without requiring the agencies to quantify the harm or prejudice; authorize the agencies to take enforcement actions against culpable institution-affiliated parties who depart from an institution, within six years of the departure date; increase the maximum amount for civil money penalties from an institution, within six years of the departure date; increase the maximum amount for civil money penalties ("CMPs") and expand the grounds for imposing them; increase the criminal penalty to $1 million and five years' imprisonment for violations of a removal order;
impose a three-tier level of CMPs for both failure to file or the late filing of call reports and other information and filing any false or misleading report or information; permit the FDIC to take particular enforcement actions against savings banks; require publication of formal enforcement orders issued by the agencies; shorten the period from 120 days to 30 days for agency notice for termination of deposit insurance; and increase to 20 years the maximum prison term for the banking-related offenses in the Federal Criminal Code.

Federal Securities Laws

The Company filed with the SEC a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), for the registration of the Common Stock issued pursuant to the
Conversion. Upon completion of the Conversion, the Company's Common Stock was registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The registration under the Securities Act of the shares of the Common Stock does not cover the resale of such shares. Shares of Common Stock purchased by persons who are not affiliates of the
Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliated sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1` of the outstanding shares Common Stock of the Company, or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

ITEM 2. DESCRIPTION OF PROPERTY

The Bank conducts its operations through two offices located in Cedarburg and Grafton,
Wisconsin. Management believes the Bank's current facilities are adequate to meet present needs.
A listing of the Bank's offices is as follows:

                                                             Net Book Value
                                Year                         of Property at
       Location                Opened   Owned or Leased    September 30. 1996
                                                             (In Thousands)
Cedarburg Home Office           1923        Owned               $230
W61 N526 Washington Avenue
Cedarburg, WI 53012

Grafton Office                  1991        Owned                268
1650 9th Avenue
Grafton, WI 53024
                                                                 ---
Total Net Book Value of office
 buildings and improvements                                      498

Furniture, fixtures and
 equipment                                                        49
Vehicles                                                          25
                                                                 ---
Total                                                           $572
                                                                 ===

ITEM 3. LEGAL PROCEEDINGS

The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which in the aggregate involve amounts that are believed by management to be immaterial to the financial condition of the Bank.

The Bank has been named by the Wisconsin Department of Natural Resources ("WDNR") as a
potentially responsible party with respect to soil and groundwater contamination beneath and adjacent to the Bank's Cedarburg home office.  The Bank has engaged an independent environmental engineering firm, Key Environmental Services, Inc., to replace the prior firm, Northern
Environmental.  Key Environmental has prepared a review and evaluation of remediation alternatives.  Based on their study, they have provided the Bank with a range of estimated costs for the remediation.  Key Environmental has also indicated it is highly probable that the Bank will be eligible for Petroleum Environmental Cleanup Fund ("PECFA") reimbursement over the PECFA deductible of $15,000 plus 2% of costs over $200,000, which the Bank expects to meet.  Based on information from Key Environmental, the Bank has booked $252,500 (midpoint of the cost range)
as a liability and an expense and also booked a receivable of $252,500 from PECFA for the expense recovery.  Environmental expenses not recoverable from PECFA, excluding related legal fees, were $8,700 for the year ended September 30, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the three months ended
September 30, 1996.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information required by this item is included under the headings, "Business of the Company and the Bank" and "Corporate Information" in the Registrant's Annual Report to Shareholders for the
fiscal year ended September 30, 1996, which has been filed separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(2) to
Form 10-KSB, and which sections are hereby incorporated herein by reference.

The Board of Directors of the Registrant does not anticipate the declaration or payment of a dividend in the near future. Future payments of dividends will be subject to determination and declaration by the Registrant's Board of Directors, which will take into account the
Registrant's financial condition, results of operations, tax considerations, industry standards, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Company. There can be no assurance that dividends will in fact be paid on the shares of Common Stock or that, if paid, such dividends will not be reduced or eliminated in future periods.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION"

The Item 6 information for the Registrant has been provided, and is included under the heading
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the
Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1996, which has been filed with the Securities and Exchange Commission separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(2) to
Form 10-KSB, and which section is hereby incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS

Form 10-KSB equivalent financial information for the Registrant for the fiscal year ended
September 30, 1996, has been provided, and is included under the headings "Financial Statements of First Ozaukee Capital Corp." and "Notes to Consolidated Financial Statements of First Ozaukee
Capital Corp." in the Registrant's Annual Report to Shareholders for the fiscal year ended
September 30, 1996, which has been filed with the Securities and Exchange Commission separately pursuant to Rule 14a-3 under the Securities Exchange Act of 1934 and in accordance with General
Instruction E(2) to Form 10-KSB, and which sections are hereby incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT.

Information required by this item with respect to directors is included under the heading
"Matter 1 Election of Directors" in the Registrant's definitive Proxy Statement dated December
30, 1996 relating to the 1997 Annual Meeting of the Shareholders scheduled for January 28, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule
14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(3)
to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

The following information as to the business experience during the past five years is supplied with respect to executive officers of the Registrant who do not serve on the Registrant's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected, nor are there any family relationships among them.

Mary E. Lammers has been Secretary of the Company since 1994. Ms. Lammers joined the Bank in
1985 as a teller and was promoted to teller supervisor in 1987, corporate secretary in 1991 and vice president in 1994.

Marcia A. Guidinger has been Treasurer of the Company since 1994. Ms. Guidinger joined the Bank in 1978 as a teller and was promoted to teller supervisor in 1991 and treasurer in 1992 and secretary/treasurer in 1994.

Information required by this item with respect to Item 405, Compliance with Section 16(a) of the
Exchange Act, is included under the heading "Section 16 Compliance" in the Registrant's definitive Proxy Statement dated December 30, 1996 relating to the 1997 Annual Meeting of
Shareholders scheduled for January 28, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.




ITEM 10. EXECUTIVE COMPENSATION

Information required by this item is included under the heading "Compensation of Executive
Officers and Directors" and "Compensation Committee Report" in the Registrant's definitive Proxy
Statement dated December 30, 1996, relating to the 1997 Annual Meeting of Shareholders scheduled for January 28, 1997, which has been filed separately with the Securities and Exchange
Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(3) to Form 10-KSB, not later than 120 days after the end of the
Registrant's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included under the heading "Stock Ownership of Certain
Beneficial Owners" in the Registrant's definitive Proxy Statement dated December 30, 1996, relating to the 1996 Annual Meeting of Shareholders Scheduled for January 28, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(3) to Form
10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included under the heading "Indebtedness of Management and
Certain Transactions" in the Registrant's definitive Proxy Statement dated December 30, 1996, relating to the 1997 Annual Meeting of Shareholders scheduled for January 28, 1997, which has been filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 and in accordance with General Instruction E(3) to Form
10-KSB, not later than 120 days after the end of the Registrant's fiscal year, and which section is hereby incorporated herein by reference.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits Required by Item 601:

13.1   1996 Annual Report to Shareholders

23.1   Consent of Meier, Clancy, George & Co. LLP

99.1   Financial Statements of First Ozaukee Capital Corp.

Independent Auditors' Report

Financial Statements: Consolidated Statements of Financial Condition at September 30, 1996 and
1995.

Consolidated Statements of Income for the Years Ended September 30, 1996 and 1995, and 1994.

Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1996, 1995,
and 1994.

Consolidated Statements of Cash Flow for the Years Ended September 30, 1996, 1995 and 1994.

Notes to Consolidated Financial Statements

99.2   Proxy Statement for 1997 Annual Meeting of Shareholders

(b)    Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the three months ended September 30,
1996.









                                         SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant
has duly caused this report to be signed on its behalf by the undersigned, herewith duly authorized.

                                                          FIRST OZAUKEE CAPITAL CORP.

Dated: December 30, 1996                             by:  /s/ Russell S. Jones
                                                          Russell S. Jones, Chairman of the
                                                            Board and President (Principal
                                                            Executive Officer and Principal
                                                            Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                                Title                               Date

/s/Russell S. Jones              Chairman of the Board, President         December   , 1996
Russell S. Jones                 (Principal Executive Officer and
                                 and Principal Financial and
                                 Accounting Officer) and Director

/s/Frank M. Kennedy              Director                                 December   , 1996
Frank M. Kennedy


/s/George P. Kraemer             Director                                 December   , 1996
George P. Kraemer


/s/Richard E. Peterson           Director                                 December   , 1996
Richard E. Peterson


/s/Harry J. Sanders              Director                                 December   , 1996
Harry J. Sanders

 EXHIBIT INDEX

Exhibit No.                 Description
  13.1         1996 Annual Report to Shareholders

  23.1         Consent of Meier, Clancy, George & Co., LLP

              We hereby consent to the incorporation by reference and use of our report, dated
              October 23, 1996 on the consolidated financial statements of First Ozaukee Capital
              Corp. which appears in the First Ozaukee Capital Corp.'s Annual Report of
              Shareholders and Form 10-KSB for the year ended September 30, 1996, and in First
              Ozaukee Capital Corp's previously filed Registration Statement on Form S-8
              (Registration No. 333-1038).

                     /s/ Meier, Clancy, George & Co., LLP


  99.2         Proxy Statement for 1997 Annual Meeting
               of Shareholders