Form 10QSB
period 1996-12-31
FIRST OZAUKEE CAPITAL CORP
filed 1997-02-14
CIK 920612


                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           450 5TH STREET, N.W.
                         WASHINGTON, D. C. 20549



                               FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the quarterly period ended December 31, 1996

                                    OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from      to            Commission File No. 0-24664


                         FIRST OZAUKEE CAPITAL CORP.
         (Exact name of registrant as specified in its charter)


       Wisconsin                                       39-1781744
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

W61 N526 Washington Avenue, Cedarburg, Wisconsin                53012
(Address of principal executive office)                       (Zip Code)


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


              Class                              Outstanding January 31, 1997
Common Stock, par value $1.00 per share                  627,477 Shares

                       FIRST OZAUKEE CAPITAL CORP.

                               FORM 10-QSB

                 FOR THE QUARTER ENDED DECEMBER 31, 1996

                                  INDEX

                                                              PAGE NO.

PART I - Financial Information

   Consolidated Statements of Financial Condition                  1

   Consolidated Statements of Operations                           2

   Consolidated Statements of Cash Flows                           3

   Note to Consolidated Financial Statements                       4

   Management's Discussion and Analysis of
   Financial Condition and Results of Operations                   5

PART II - Other Information                                        7

                        FIRST OZAUKEE CAPITAL CORP.
             Consolidated Statements of Financial Condition

                          (Dollars in Thousands)

                                                  December 31,  September 30,
                                                      1996       1996
   Assets                                               (Unaudited)
Cash and cash equivalents                         $    1,090        725
Securities:
  Available for sale, at market value
   (amortized cost of $5,494 and $9,850,
   respectively)                                       5,505      9,857
  Held to maturity at amortized cost
   (market value of $1,997 and $1,992,
   respectively)                                       1,997      1,997
Stock in Federal Home Loan Bank, at cost                 152        152
Mortgage-backed securities held to maturity,
  at amortized cost (market value of $3,482
  and $3,582, respectively)                            3,597      3,721
Loans receivable, net                                 20,376     16,341
Premises and equipment, net                              560        572
Accrued interest receivable:
  Securities, certificates of deposit and
   mortgage-backed securities                            105        308
  Loans receivable                                        56         75
Other assets                                             295        300
   Total assets                                   $   33,733     34,048

  Liabilities and Stockholders' Equity

Deposits                                          $   25,114     24,962
Advances from borrowers for taxes and insurance            8        373
Other liabilities                                        419        559
Income taxes payable                                     (35)       (32)
   Total liabilities                                  25,506     25,862
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $1.00 par value,
   2,000,000 shares authorized;
   shares issued - none                                 -          -
  Common stock, $1.00 par value;
   4,000,000 shares authorized;
   627,477 shares issued and outstanding                 627        627
  Additional paid-in capital                           4,037      4,032
  Unearned ESOP compensation                            (211)      (217)
  Unearned BIP compensation                              (86)      (111)
  Unrealized gain (loss) on securities
   available for sale, net                                 7          4
  Retained earnings - substantially restricted         3,853      3,851
   Total stockholders' equity                          8,227      8,186
   Total liabilities and stockholders' equity     $   33,733     34,048

See accompanying note to consolidated financial statements.

                        FIRST OZAUKEE CAPITAL CORP.
                  Consolidated Statements of Operations

                         (Dollars in Thousands)
                                                       Three Months Ended
                                                           December 31,
                                                         1996      1995
                                                          (Unaudited)
Interest and dividend income:
  Loans receivable                                 $      365       296
  Mortgage-backed securities                               56        64
  Securities                                              156       281
   Total interest income                                  577       641
Interest expense:
  Deposits                                                288       350
  Escrows and borrowed funds                                2         2
   Total interest expense                                 290       352
   Net interest income                                    287       289
Provision for loan losses                                   4         5
   Net interest income after provision
     for loan losses                                      283       284
Noninterest income:
  Other fees and service charges                            4         1
  Deposit account fees and service charges                  2         2
  Gain (loss) on sale of securities available
   for sale                                                 4        26
  Gain (loss) on sale of loans receivable                -            1
  Rental income                                             2         2
   Total noninterest income                                12        32
General and administrative expenses:
  Compensation and benefits                               154       210
  Occupancy and insurance expense                          37        39
  Data processing fees                                     27        25
  Federal insurance premiums                             -           17
  Directors' fees                                           7         6
  Legal, auditing, examination and accounting fees         42        53
  Advertising and promotional                               3         4
  Stationery, communications and other operating
   expenses                                                23        26
   Total general and administrative expenses              293       380
   Income (loss) before income taxes                        2       (64)
Income taxes                                             -          (28)
   Net income (loss)                               $        2       (36)

Net income (loss) per share                        $      .00      (.06)

Weighted-average shares outstanding                   597,563   577,722

Dividends per share                                $      .00       .00

See accompanying note to consolidated financial statements.

                      FIRST OZAUKEE CAPITAL CORP.
                  Consolidated Statements of Cash Flows
                         (Dollars in Thousands)
                                                         Three Months Ended
                                                               December 31,
                                                           1996      1995
                                                             (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                $        2       (36)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used for)
    operating activities:
   Depreciation expense                                    12        11
   Provision for loan losses                                4         5
   Gain on sale of securities available for sale           (4)      (26)
   Gain on sale of loans receivable                      -           (1)
   ESOP expense                                            11        10
   BIP expense                                             25        88
   Amortization of premiums (discounts), net on
   securities and MBS                                      (1)      (15)
   Loans originated for sale                             -         (110)
   Proceeds from sale of loan                            -          111
  Decrease (increase) in:
   Accrued interest receivable                            222        16
   Other assets                                             5         7
  Increase (decrease) in:
   Other liabilities                                     (140)       10
   Income taxes payable                                    (3)      (29)
       Net cash provided by (used for)
        operating activities                              133        41
Cash flows from investing activities:
  Loans originated, net of principal collections
  on loans                                             (4,039)     (799)
  Principal collections on mortgage-backed
  securities held to maturity                             124       157
  Securities:
   Available for sale:
     Purchased                                         (1,997)     -
     Proceeds from sale                                 2,247       508
     Proceeds from maturity or call                     4,110     2,518
   Held to maturity:
     Proceeds from maturity or call                      -        1,750
     Purchased                                           -       (1,000)
  Proceeds from sale (purchases) of premises
   and equipment, net                                    -           (2)
       Net cash provided by (used for)
       investing activities                               445     3,132
Cash flows from financing activities:
  Net increase (decrease) in:
   Deposits                                               152    (1,687)
   Advances from borrowers for taxes and insurance       (365)     (387)
  Proceeds from advance from FHLB                        -          500
  Repayment of advance from FHLB                         -         (500)
       Net cash provided by (used for) financing
       activities                                        (213)   (2,074)
       Net increase (decrease) in cash and cash
       equivalents                                        365     1,099
Cash and cash equivalents at beginning of period          725       870
Cash and cash equivalents at end of period         $    1,090     1,969
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest on deposits                            $      288       350
   Interest on escrows and borrowed funds                   2         2
   Income taxes                                             5      -
  Noncash investing activity - transfer of
   securities from held to maturity to available
   for sale                                        $     -       10,430

See accompanying note to consolidated financial statements.

                        FIRST OZAUKEE CAPITAL CORP.
                Note to Consolidated Financial Statements

                               (Unaudited)

  (1)The information contained in the accompanying consolidated financial statements is unaudited.  In the opinion of management, the financial statements contain all adjustments
     (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1996 contained in the 1996 Annual Report to Stockholders which is filed as an exhibit to the
     Company's Annual Report on Form 10-KSB.

                      FIRST OZAUKEE CAPITAL CORP.
                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations


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

Certain statements in this report which relate to the Company's plans, objectives or future performance may be deemed to be forward-looking statements within the meaning of Private Securities Litigation
Act of 1995.  Such statements are based on management's current expectations.  Actual strategies and results in future periods may differ materially from those currently expected because of various risks and uncertainties.  Additional discussion of factors affecting the Company's business and prospects is contained in periodic filings with the Securities and Exchange Commission.

Liquidity and Capital Resources

The Bank's principal sources of funds are cash receipts from deposits, principal collections on loans and mortgage-backed securities, proceeds from maturities of securities, and net earnings.  The Bank has an agreement with the Federal Home Loan Bank to provide cash advances, should the Bank need additional funds.

The Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators.  At December 31, 1996, the Bank is required to have a minimum 3% Tier
1 capital to total assets, a minimum 4% Tier 1 capital to risk-weighted assets ratio and a minimum 8%
of qualifying total capital to risk-weighted assets ratio.  The Bank's actual ratios at that date were
18.09%, 35.50% and 36.36%, respectively.  Wisconsin-chartered savings banks are also required to maintain a minimum capital to assets ratio of 6%.  The Bank's capital exceed all minimum standards required by federal and state regulations.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings.  The minimum level of liquidity required by regulation is presently 8%.  The Bank's liquidity ratio was over 40% at December 31, 1996.

Commitments to originate adjustable-rate mortgage loans (including loans in process) at December 31,
1996 were approximately $1,359,000.  Commitments on behalf of borrowers for unused lines of credit on home equity loans and unused credit card lines were $1,206,000 and $123,000, respectively.

Financial Condition

Proceeds from maturing, and sale of, securities available for sale were used to fund loans and increase cash and cash equivalents.  Accrued interest receivable decreased due to the timing of interest receipts.
Loans increased from $16.3 million at September 30, 1996 to $20.4 million at December 31, 1996 due to the purchase of fixed-rate, single-family loans.  Advances from borrowers for taxes and insurance decreased due to the payment of real estate taxes on behalf of borrowers in December of each year.
Other liabilities decreased as a result of the payment of the SAIF special assessment and certain other accrual items.

                       FIRST OZAUKEE CAPITAL CORP.
                          Results of Operations

Net Earnings

The Company incurred a net loss of $36,000 for the three months ended December 31, 1995 compared to net earnings of $2,000 for the three months ended December 31, 1996.  The primary reasons for the improvement in net income were due to lower compensation expense related to the
Bank Incentive Plan (BIP), lower Federal insurance premiums and lower professional expenses offset by lower noninterest income.

Net Interest Income

Net interest income decreased from $289,000 for the three months ended December 31, 1995 to
$287,000 for the three months ended December 31, 1996.  Interest income on loans increased due to a higher average balance, while interest income on securities decreased due to a lower average balance.  Components of interest income change from time to time due to the availability and interest rates of loans, investment securities and other interest-bearing assets.  Interest expense on deposits decreased as a result of a lower average balance which offset a higher weighted-average rate.

Provision for Loan Losses

Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in the Bank's provision for loan losses.  Nonperforming loans amounted
to $97,000 and $100,000 at December 31, 1996 and September 30, 1996, respectively.   As a result
of this evaluation, the Bank's provision for loan losses for the three months ended December 31, 1996 and 1995 amounted to $4,000 and $5,000, respectively.

Noninterest income

Noninterest income decreased due to the amount of gains recognized on sale of securities available for sale in 1995.  Gain on sale of securities available for sale is not a stable source of income and no assurance can be given that the Bank will generate such gains in the future.

General and Administrative Expenses

General and administrative expenses decreased from $380,000 for the three months ended December
31, 1995 to $293,000 for the three months ended December 31, 1996 due to lower compensation and benefits, Federal insurance premiums and legal fees.  The 1995 legal fees include initial services for stock benefit plans and assistance with periodic securities filings.  Management expects ongoing legal fees and other professional fees to be reduced from the 1995 level.  Compensation and benefits decreased from $210,000 for the three months ended December 31, 1995 to $154,000 for the three months ended December 31, 1996 due to the immediate vesting of one-third of the BIP shares upon adoption of the plan on November 7, 1995.  The remaining shares will vest on subsequent anniversary dates.  Compensation expense for stock awarded under this plan is recognized over the vesting periods.
Federal insurance premiums decreased as a result of the recapitalization of the SAIF.  Recurring federal insurance premiums are expected to be paid at an annual rate of 6.48 basis points of assessable deposits effective January 1, 1997.

Income Taxes

Income taxes changed due to the level of earnings before income taxes.

                       FIRST OZAUKEE CAPITAL CORP.

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

   None.

Item 5 - Other Information

   None.

Item 6 - Exhibits and Reports on Form 8-K.

   (a)  Exhibits: none

   (b)  Reports on Form 8-K: No reports on Form 8-K have been filed during the quarter for which this report is filed.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FIRST OZAUKEE CAPITAL CORP.
                                     (Registrant)


DATE: February 13, 1997    BY:Russell S. Jones
                              Russell S. Jones, Chairman of the Board and
                              President (Principal Executive Officer and
                              Principal Financial and Accounting Officer)