Form 10QSB
period 1997-03-31
FIRST OZAUKEE CAPITAL CORP
filed 1997-05-14
CIK 920612

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                               450 5TH STREET, N.W.
                            WASHINGTON, D. C. 20549



                                 FORM 10-QSB

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 duringthe preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No      .

Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


                     Class                         Outstanding April 30, 1997
Common Stock, par value $1.00 per share                    627,477 Shares

                         FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY

                                        FORM 10-QSB

                           FOR THE QUARTER ENDED MARCH 31, 1997

                                         INDEX


                                                              PAGE NO.

PART I - Financial Information

     Consolidated Statements of Financial Condition              1

     Consolidated Statements of Income                           2

     Consolidated Statements of Cash Flows                       3

     Note to Consolidated Financial Statements                   4

     Management's Discussion and Analysis of
         Financial Condition and Results of Operations           5


PART II - Other Information                                      8


             Consolidated Statements of Financial Condition

                          (Dollars in Thousands)

                                                                        March 31,    September 30,
                                                                          1997           1996
       Assets                                                                 (Unaudited)
Cash and cash equivalents                                              $   2,380             725
Securities:
   Available for sale, at market value (amortized cost of $4,995 and
       $9,850, respectively)                                               4,963           9,857
   Held to maturity at amortized cost (market value of $1,975 and
       $1,992, respectively)                                               1,997           1,997
Stock in Federal Home Loan Bank, at cost                                     152             152
Mortgage-backed securities held to maturity, at amortized cost
       (market value of $3,350 and $3,582, respectively)                   3,508           3,721
Loans receivable, net                                                     20,841          16,341
Premises and equipment, net                                                  563             572
Accrued interest receivable:
   Securities, certificates of deposit and mortgage-backed securities        176             308
   Loans receivable                                                           95              75
Other assets                                                                 306             300
       Total assets                                                    $   34,981         34,048

   Liabilities and Stockholders' Equity

Deposits                                                               $   26,313         24,962
Advances from borrowers for taxes and insurance                               116            373
Other liabilities                                                             326            559
Income taxes payable                                                          (39)           (32)
       Total liabilities                                                   26,716         25,862
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized; shares issued - none                                      -              -
   Common stock, $1.00 par value; 4,000,000 shares authorized;
       627,477 shares issued and outstanding                                  627            627
   Additional paid-in capital                                               4,041          4,032
   Unearned ESOP compensation                                                (205)          (217)
   Unearned BIP compensation                                                  (58)          (111)
   Unrealized gain (loss) on securities available for sale, net               (19)             4
   Retained earnings - substantially restricted                             3,879          3,851
       Total stockholders' equity                                           8,265          8,186
       Total liabilities and stockholders' equity                      $   34,981         34,048

See accompanying note to consolidated financial statements.

            FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY
                 Consolidated Statements of Income
                        (Dollars in Thousands)

                                      Three Months Ended       Six Months Ended
                                           March 31,                March 31,
                                          1997       1996       1997      1996
                                                     (Unaudited)
Interest and dividend income:
   Loans receivable                  $     449        309        814       605
   Mortgage-backed securities               54         61        110       125
   Securities                              130        252        286       533
       Total interest income               633        622      1,210     1,263
Interest expense:
   Deposits                                295        343        583       693
   Escrows and borrowed funds             -             1          2         3
       Total interest expense              295        344        585       696
       Net interest income                 338        278        625       567
Provision for loan losses                    5          4          9         9
       Net interest income after
         provision for loan losses         333        274        616       558
Noninterest income:
   Other fees and service charges            2          1          6         2
   Deposit account fees and service
     charges                                 2          3          4         5
   Gain (loss) on sale of securities
     available for sale                      1         16          5         42
   Gain (loss) on sale of
     loans receivable                     -          -          -            1
   Rental income                             3          2          5         4
   Other                                     1          2          1         2
       Total noninterest income              9         24         21        56
General and administrative expenses:
   Compensation and benefits               149        185        303       395
   Occupancy and insurance expense          46         47         83        86
   Data processing fees                     24         27         51        52
   Federal insurance premiums                4         17          4        34
   Directors' fees                           7          7         14        13
   Legal, auditing, examination and
       accounting fees                      41         80         83       133
   Advertising and promotion                 5          3          8         7
   Stationery, communications and
     other operating expenses               35         35         58        61
       Total general and
           administrative expenses         311        401        604       781
       Income (loss) before
        income taxes                        31       (103)        33      (167)
Income taxes                                 5        (11)         5       (39)
       Net income (loss)             $      26        (92)        28      (128)

Net income (loss) per share          $     .04       (.16)       .05      (.22)

Weighted-average shares outstanding    602,763    582,121    597,701   577,577

Dividends per share                  $     .00        .00        .00       .00

See accompanying note to consolidated financial statements.

                  FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows

                            (Dollars in Thousands)

                                                             Six Months Ended
                                                                 March 31,
                                                             1997       1996
                                                               (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                     $     28       (128)
   Adjustments to reconcile net income
    (loss) to net cash provided by (used for)
    operating activities:
       Depreciation expense                                    23         23
       Provision for loan losses                                9          9
       Gain on sale of securities available for sale           (5)       (42)
       Gain on sale of loans receivable                      -            (1)
       ESOP expense                                            21         20
       BIP expense                                             53        101
       Amortization of premiums (discounts),
         net on securities and MBS                             (1)       (48)
       Loans originated for sale                             -          (110)
       Proceeds from sale of loans                           -           111
   Decrease (increase) in:
       Accrued interest receivable                            112         23
       Other assets                                            (6)        (8)
   Increase (decrease) in:
       Other liabilities                                     (233)        45
       Income taxes payable                                     9         84
              Net cash provided by (used for)
                operating activities                           10         79
Cash flows from investing activities:
   Loans originated and purchased, net of principal
     collections on loans                                  (4,509)    (1,393)
   Principal collections on mortgage-backed
     securities held to maturity                              213        287
   Securities:
       Available for sale:
           Purchased                                       (2,497)    (2,110)
           Proceeds from sale                               2,747        508
           Proceeds from maturity or call                   4,610      5,234
       Held to maturity:
           Purchased                                         (999)    (1,000)
           Proceeds from sale                               1,000       -
           Proceeds from maturity or call                    -         1,750
   Purchase of premises and equipment                         (14)       (10)
   Proceeds from redemption of FHLB stock                    -            16
              Net cash provided by (used for)
                investing activities                          551      3,282
Cash flows from financing activities:
   Net increase (decrease) in:
       Deposits                                             1,351        108
       Advances from borrowers for
         taxes and insurance                                 (257)      (262)
   Proceeds from advance from FHLB                           -           500
   Repayment of advance from FHLB                            -          (500)
              Net cash provided by (used for)
                financing activities                        1,094       (154)
              Net increase (decrease) in cash
                and cash equivalents                        1,655      3,207
Cash and cash equivalents at beginning of period              725        870
Cash and cash equivalents at end of period               $  2,380      4,077
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest on deposits                              $    583        693
       Interest on escrows and borrowed funds                   2          3
       Income taxes                                             6       -
   Noncash investing activity - transfer of
     securities from held to maturity to
     available for sale                                  $   -        10,430

See accompanying note to consolidated financial statements.

                  FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY
                   Note to Consolidated Financial Statements

                                (Unaudited)

   (1)     The information contained in the accompanying consolidated financial statements is unaudited.  In the opinion of management, the financial statements contain all adjustments
           (none of which were other than normal recurring entries) necessary for a fair statement of the results of operations for the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended September 30, 1996 contained in the 1996 Annual Report to Stockholders which is filed as an exhibit to the
           Company's Annual Report on Form 10-KSB.

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

The Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators.  At March 31, 1997, the Bank is required to have a minimum
3% Tier 1 capital to total assets, a minimum 4% Tier 1 capital to risk-weighted assets ratio and a minimum 8% of qualifying total capital to risk-weighted assets ratio.  The Bank's actual ratios at that date were 18.1%, 35.6% and 36.5%, respectively.  Wisconsin-chartered savings banks are also required to maintain a minimum capital to assets ratio of 6%.  The Bank's capital exceeds all minimum standards required by federal and state regulations.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings.  The minimum level of liquidity required by regulation is presently 8%.  The Bank's liquidity ratio exceeded the regulatory requirement at
March 31, 1997.

Commitments to originate adjustable-rate mortgage loans (including loans in process) at March 31,
1997 were approximately $1,049,000.  Commitments on behalf of borrowers for unused lines of credit on home equity loans and unused credit card lines were $1,108,000 and $133,000, respectively.



Financial Condition
Proceeds from maturing, and sale of, securities available for sale were used to fund loans and increase cash and cash equivalents.  Loans increased from $16.3 million at September 30, 1996 to $20.8 million at March 31, 1997 due to the purchase of fixed-rate, single-family loans.  Accrued interest receivable on securities, certificates of deposit and mortgage-backed securities decreased due to lower portfolio balances.  Accrued interest receivable on loans increased due to timing of interest receipts.  Advances from borrowers for taxes and insurance decreased as a result of seasonal factors.  Real estate taxes are paid on behalf of customers in December of each year.
Other liabilities decreased as a result of the payment of the SAIF special assessment and certain other accrual items.

                          Results of Operations

Net Income
The Company incurred a net loss of $92,000 for the three months ended March 31, 1996 compared to net earnings of $26,000 for the three months ended March 31, 1997.  Net income increased from a loss of $128,000 for the six months ended March 31, 1996 to income of
$28,000 for the six months ended March 31, 1997.  The primary reasons for the improvement in net income were due to higher net interest income, lower compensation expense related to the
Bank Incentive Plan (BIP), lower Federal insurance premiums and lower professional expenses offset by lower noninterest income and higher income taxes.

Net Interest Income
Net interest income increased from $278,000 for the three months ended March 31, 1996 to
$338,000 for the three months ended March 31, 1997.  Net interest income increased from
$567,000 for the six months ended March 31, 1996 to $625,000 for the six months ended March
31, 1997.  Interest income on loans increased due to a higher average balance, while interest income on securities decreased due to a lower average balance.  Loans receivable, which carry higher interest rates than other interest-earning assets, increased while securities decreased.
Components of interest income change from time to time due to the availability and interest rates of loans, securities and other interest-bearing assets.  Interest expense on deposits decreased as a result of a lower average balance.  Deposits at March 31, 1997 were $26.3 million compared to $29.6 million at March 31, 1996.

Provision for Loan Losses
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in the Bank's provision for loan losses.
Nonperforming loans amounted to $124,000 and $100,000 at March 31, 1997 and September
30, 1996.   As a result of this evaluation, the Bank's provision for loan losses for the three and six months ended March 31, 1996 amounted to $4,000 and $9,000, respectively.  Provisions of
$5,000 and $9,000 were recorded for the three and six months ended March 31, 1997, respectively.



Noninterest Income
Noninterest income decreased from $24,000 for the three months ended March 31, 1996 to
$9,000 for the three months ended March 31, 1997.  Noninterest income decreased from $56,000 for the six months ended March 31, 1996 to $21,000 for the six months ended March 31, 1997.
These decreases were due to lower gains on sale of securities available for sale.  Gain on sale of securities available for sale is not a stable source of income and no assurance can be given that the Bank will generate such gains in the future.

General and Administrative Expenses
General and administrative expenses decreased from $401,000 for the three months ended March
31, 1996 to $309,000 for the three months ended March 31, 1997.  Noninterest expense decreased from $781,000 for the six months ended March 31, 1996 to $604,000 for the six months ended March 31, 1997.  Decreases in the 1997 periods were due to lower compensation and benefits, professional services and deposit insurance premiums. Compensation and benefits decreased due to the immediate vesting of one-third of the BIP shares upon adoption of the plan on November 7, 1995.  The remaining shares vest on subsequent anniversary dates.
Compensation expense for stock awarded under this plan is recognized over the vesting periods.
Compensation and benefits also decreased due to the employment of one less officer in 1997 than in 1997.  Professional services were reduced substantially from $133,000 for the six months ended March 31, 1996 to $83,000 for the six months ended March 31, 1997.  Professional fees in the 1996 periods include initial services for stock benefit plans and assistance with periodic securities filings.  Management expects recurring professional fees to be reduced from the 1996 level.  Deposit insurance premiums decreased as a result of the recapitalization of the SAIF.
Recurring federal insurance premiums are expected to be paid at an annual rate of 6.48 basis points of assessable deposits effective January 1, 1997.  Stationery, communications and other operating expenses includes $6,000 for the environmental remediation expenses not recoverable from the Petroleum Environmental Cleanup Fund.

Income Taxes
Income taxes fluctuated due to the level of income before income taxes.

                              Merger Agreement

On April 25, 1997, Central Illinois Bancorp, Inc., Sidney, Illinois and First Ozaukee Capital Corp.,
Cedarburg, Wisconsin, announced that they had executed a definitive merger agreement under which Central Illinois Bancorp, Inc. would acquire First Ozaukee Capital Corp. in a transaction valued at approximately $9.6 million.

First Ozaukee shareholders will receive $15.10 in cash, subject to upward or downward adjustment under certain conditions, for each share of First Ozaukee common stock.  The merger is subject to approval of the shareholders of First Ozaukee Capital Corp., regulatory approval and various other conditions.

Central Illinois Bancorp, Inc. is the bank holding company for Central Illinois Bank, Champaign,
Illinois, Central Illinois Bank, MC, Normal, Illinois and CIB Bank, Hillside, Illinois.  The merger is expected to be completed in the fourth quarter of 1997.


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


                                    FIRST OZAUKEE CAPITAL CORP.
                                           (Registrant)


DATE: May 2, 1997                   BY:    Russell S. Jones
                                           Russell S. Jones, Chairman of the Board and
                                           President (Principal Executive Officer and
                                           Principal Financial and Accounting Officer)