Form 10QSB
period 1997-06-30
FIRST OZAUKEE CAPITAL CORP
filed 1997-08-14
CIK 920612

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               450 5TH STREET, N.W.
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

For the quarterly period ended June 30, 1997

                                                                              OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934

For the transition period from    to               Commission File No. 0-24664


                              FIRST OZAUKEE CAPITAL CORP.
               (Exact name of registrant as specified in its charter)


      Wisconsin                                      39-1781744
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

W61 N526 Washington Avenue, Cedarburg, Wisconsin                  53012
(Address of principal executive office)                         (ZipCode)


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


          Class                                    Outstanding July 31, 1997
Common Stock, par value $1.00 per share                    627,477 Shares

                     FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY

                                     FORM 10-QSB

                         FOR THE QUARTER ENDED JUNE 30, 1997

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

                 FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY
                Consolidated Statements of Financial Condition

                           (Dollars in Thousands)
                                                    June 30,     September 30,
                                                      1997           1996
       Assets                                               (Unaudited)
Cash and cash equivalents                       $     1,395              725
Securities:
   Available for sale, at market value
   (amortized cost of $5,985 and $9,850,
    respectively)                                     5,982            9,857
   Held to maturity at amortized cost
   (market value of $1,992 and
    $1,992, respectively)                             1,997            1,997
Stock in Federal Home Loan Bank, at cost                207              152
Mortgage-backed securities held to
  maturity, at amortized cost
       (market value of $3,300 and $3,582,
         respectively)                                3,387            3,721
Loans receivable, net                                21,311           16,341
Foreclosed real estate held for sale, net                 7             -
Premises and equipment, net                             552              572
Accrued interest receivable:
   Securities, certificates of deposit and
     mortgage-backed securities                         120              308
   Loans receivable                                     103               75
Other assets                                            276              300
       Total assets                             $    35,337           34,048

   Liabilities and Stockholders' Equity

Deposits                                        $    26,573           24,962
Advances from borrowers for
  taxes and insurance                                   220              373
Other liabilities                                       312              559
Income taxes payable                                    (42)             (32)
       Total liabilities                             27,063           25,862
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $1.00 par value,
     2,000,000 shares authorized;
     shares issued - none                              -                -
   Common stock, $1.00 par value;
    4,000,000 shares authorized;
     627,477 shares issued and outstanding              627              627
   Additional paid-in capital                         4,045            4,032
   Unearned ESOP compensation                          (199)            (217)
   Unearned BIP compensation                            (33)            (111)
   Unrealized gain (loss) on securities
    available for sale, net                              (2)               4
   Retained earnings - substantially
    restricted                                        3,836            3,851
     Total stockholders' equity                       8,274            8,186
     Total liabilities and stockholders' equity $    35,337           34,048

See accompanying notes to consolidated financial statements.

             FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY
                    Consolidated Statements of Income

                          (Dollars in Thousands)
                                                   Three Months Ended                           Nine Months Ended
                                                           June 30,                                    June 30,
                                                 1997                  1996                  1997                  1996
                                                                     (Unaudited)
Interest income:
   Loans receivable                           $    423                   324                 1,237                   929
   Mortgage-backed securities                       53                    60                   163                   185
   Securities                                      148                   263                   434                   796
       Total interest income                       624                   647                 1,834                 1,910
Interest expense:
   Deposits                                        324                   351                   907                 1,044
   Escrows and borrowed funds                        1                     1                     3                     4
       Total interest expense                      325                   352                   910                 1,048
       Net interest income                         299                   295                   924                   862
Provision for loan losses                            5                     5                    14                    14
       Net interest income after provision
           for loan losses                         294                   290                   910                   848
Noninterest income:
   Other fees and service charges                    1                     2                     7                     4
   Deposit account fees and service charges          2                     3                     6                     8
   Gain (loss) on sale of securities available
       for sale                                   -                        4                     5                    46
   Gain (loss) on sale of loans receivable        -                        2                  -                        3
   Rental income                                     2                     3                     7                     7
   Other                                          -                        1                     1                     3
       Total noninterest income                      5                    15                    26                    71
General and administrative expenses:
   Compensation and benefits                       149                   160                   452                   555
   Occupancy and insurance expense                  46                    37                   129                   123
   Data processing expense                          24                    24                    75                    76
   Deposit insurance premiums                        4                    17                     8                    51
   Directors' fees                                   6                     6                    20                    19
   Legal, auditing, examination and
       accounting fees                              96                    23                   179                   156
   Advertising and promotion                         5                     -                    13                     7
   Stationery, communications and other
       operating expenses                           26                    28                    84                    89
       Total general and
           administrative expenses                 356                   295                   960                 1,076
       Income (loss) before income taxes           (57)                   10                   (24)                 (157)
Income taxes                                       (14)                   (3)                   (9)                  (42)
       Net income (loss)                      $    (43)                   13                   (15)                 (115)

Net income (loss) per share                   $   (.07)                  .02                  (.03)                 (.20)

Weighted-average shares outstanding            603,735               593,669               598,535               585,226

Dividends per share                           $    .00                   .00                   .00                   .00

See accompanying notes to consolidated financial statements.

                   FIRST OZUAKEE CAPITAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                              (Dollars in Thousands)
                                                              Nine Months Ended
                                                                     June 30,
                                                              1997                  1996
Cash flows from operating activities:                             (Unaudited)
   Net earnings (loss)                                      $   (15)                 (115)
   Adjustments to reconcile net earnings
   (loss) to net cash provided by (used for)
   operating activities:
       Depreciation expense                                      34                    34
       Provision for loan losses                                 14                    14
       (Gain) loss on sale of securities available for sale      (5)                  (46)
       Gain on sale of loans receivable                        -                       (3)
       ESOP expense                                              31                    32
       BIP expense                                               78                   151
       Amortization of premiums (discounts), net on
        securities and MBS                                       (1)                  (71)
       Loans originated for sale                               -                     (285)
       Proceeds from sale of loans                             -                      288
   Decrease (increase) in:
       Accrued interest receivable                              160                    33
       Other assets                                              24                    36
   Increase (decrease) in:
       Other liabilities                                       (247)                   (5)
       Income taxes payable                                      (7)                   49
              Net cash provided by (used for)
               operating activities                              66                   112
Cash flows from investing activities:
   Loans originated, net of principal
    collections on loans                                     (4,984)               (2,573)
   Principal collections on mortgage-backed
    securities held to maturity                                 334                   417
   Securities:
       Available for sale:
           Purchased                                         (5,486)               (4,597)
           Proceeds from sale                                 2,747                 1,500
           Proceeds from maturity or call                     6,610                 6,000
       Held to maturity:
           Proceeds from maturity or call                     1,500                 2,258
           Purchased                                         (1,499)               (1,000)
   Purchase of FHLB stock                                       (55)                 -
   Purchase of premises and equipment, net                      (14)                  (11)
   Additions to foreclosed real estate, net                      (7)                 -
   Proceeds from redemption of FHLB stock                      -                       16
        Net cash provided by (used for)
         investing activities                                  (854)                2,010
Cash flows from financing activities:
   Net increase (decrease) in:
       Deposits                                               1,611                (1,135)
       Advances from borrowers for
        taxes and insurance                                    (153)                 (143)
   Proceeds from advance from FHLB                             -                      500
   Repayment of advance from FHLB                              -                     (500)
         Net cash provided by (used for)
           financing activities                               1,458                (1,278)
         Net increase (decrease) in cash and
          cash equivalents                                      670                   844
Cash and cash equivalents at beginning of period                725                   870
Cash and cash equivalents at end of period                  $ 1,395                 1,714
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest on deposits                                 $   907                 1,056
       Interest on escrows and borrowed funds                     3                     4
       Income taxes                                               7                  -
   Real estate acquired in settlement of loans                    7                  -
   Noncash investing activity - transfer of securities
    from held to maturity to available for sale             $  -                   10,430

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

   (2)     Merger Agreement

           On April 25, 1997, Central Illinois Bancorp, Inc., Sidney, Illinois and First Ozaukee Capital
           Corp., Cedarburg, Wisconsin, announced that they had executed a definitive merger agreement under which Central Illinois Bancorp, Inc. would acquire First Ozaukee Capital
           Corp. in a transaction valued at approximately $9.6 million.

           First Ozaukee shareholders will receive $15.10 in cash, subject to upward or downward adjustment under certain conditions, for each share of First Ozaukee common stock.  The merger was approved on August 6, 1997 at a special meeting of the shareholders of First
           Ozaukee Capital Corp.  The merger is subject to various other conditions.

           Central Illinois Bancorp, Inc. is the bank holding company for Central Illinois Bank,
           Champaign, Illinois, Central Illinois Bank, MC, Normal Illinois and CIB, Hillside, Illinois.  The
           merger is expected to be completed in the fourth quarter of 1997.

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

Liquidity and Capital Resources
The Bank's principal sources of funds are cash receipts from deposits, principal collections on loans and mortgage-backed securities, proceeds from maturities of securities, and net earnings.  The
Bank has an agreement with the Federal Home Loan Bank to provide cash advances, should the need for additional funds be required.  The financial institution industry historically has accepted interest rate risk as a part of its operating philosophy.  In recent years, the Bank has originated primarily mortgage loans which permit adjustment of the interest rate annually after an initial fixed-
rate term of three years in order to reduce inherent interest rate risk.

The Bank is required to maintain minimum amounts of capital to total "risk-weighted" assets, as defined by the banking regulators.  At June 30, 1997, the Bank is required to have a minimum 3%
Tier 1 capital to total assets, a minimum 4% Tier 1 capital to risk-weighted assets ratio and a minimum 8% of qualifying total capital to risk-weighted assets ratio.  The Bank's actual ratios at that date were 17.4%, 35.3% and 36.1%, respectively.  Wisconsin-chartered savings banks are also required to maintain a minimum capital to assets ratio of 6%.  The Bank's capital exceeds all minimum standards required by federal and state regulations.

For regulatory purposes, liquidity is measured as a ratio of cash and certain investments to withdrawable deposits and short-term borrowings.  The minimum level of liquidity required by regulation is presently 8%.  The Bank's liquidity ratio exceeded the regulatory requirement at June
30, 1997.

Commitments to originate adjustable-rate mortgage loans (including loans in process) at June 30,
1997 were approximately $583,000.  Commitments on behalf of borrowers for unused lines of credit on home equity loans and unused credit card lines were $1,064,000 and $142,000, respectively.


                       FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY



Financial Condition
Proceeds from maturing, and sale of, securities available for sale were used to fund loans and increase cash and cash equivalents.  Loans increased from $16.3 million at September 30, 1996 to $21.3 million at June 30, 1997 due to the purchase of fixed-rate, single-family loans.  Accrued interest receivable on securities, certificates of deposit and mortgage-backed securities decreased due to lower portfolio balances.  Accrued interest receivable on loans increased due to timing of interest receipts.  Advances from borrowers for taxes and insurance decreased as a result of seasonal factors.  Real estate taxes are paid on behalf of customers in December of each year.
Other liabilities decreased as a result of the payment of the SAIF special assessment and certain other accrual items.
                          Results of Operations

Net Income
The Company had net income of $13,000 for the three months ended June 30, 1996 compared to a net loss of $43,000 for the three months ended June 30, 1997.  The primary reason for the decrease in net income was due to substantially higher legal, auditing, examination and accounting fees (professional services) related to the proposed merger of the Company, lower noninterest income, higher occupancy and insurance expense, offset by lower expense related to stock benefit plans.  The Company's net loss of $115,000 for the nine months ended June 30, 1996 decreased to $15,000 for the nine months ended June 30, 1997.  The primary reasons for the improvement in net income were due to higher net interest income, lower compensation expense related to the
Bank Incentive Plan (BIP) and lower deposit insurance premiums, offset by higher professional expenses, lower noninterest income and higher income taxes.

Net Interest Income
Net interest income increased from $295,000 for the three months ended June 30, 1996 to
$299,000 for the three months ended June 30, 1997.  Net interest income increased from
$862,000 for the nine months ended June 30, 1996 to $924,000 for the nine months ended June
30, 1997.  Net interest margin improved in the nine months ended June 30, 1997 compared to the 1996 period as the Bank increased loan originations, which carried higher yields than securities and cash equivalents which funded the loans.

The increase in interest income on loans was due to a higher average portfolio balance.  Interest on mortgage-backed securities and securities decreased to primarily to lower average balances.
Components of interest income change from time to time based on market conditions and terms of competing financial instruments.  Interest expense on deposits decreased for both the three and nine months ended June 30, 1997 as compared to the same periods in 1996 as a result of a lower weighted-average rate, offset by a higher average balance.  The Bank was more aggressive in deposit pricing in the 1996 periods.

Provision for Loan Losses
Provision for loan losses is based upon management's consideration of economic conditions which may affect the ability of borrowers to repay the loans.  Management also reviews individual loans for which full collectibility may not be reasonably assured and considers, among other matters, the risks inherent in the Bank's portfolio and the estimated fair value of the underlying collateral.  This evaluation is ongoing and results in variations in the Bank's provision for loan losses.
Nonperforming loans amounted to $220,000 and $100,000 at June 30, 1997 and September 30,
1996.   As a result of this evaluation, the Bank's provision for loan losses for the three and nine months ended June 30, 1996 amounted to $5,000 and $14,000, respectively.  Provisions of
$5,000 and $14,000 were recorded for the three and nine months ended June 30, 1997, respectively.

                 FIRST OZAUKEE CAPITAL CORP. AND SUBSIDIARY

Noninterest Income
Noninterest income decreased from $15,000 for the three months ended June 30, 1996 to $5,000 for the three months ended June 30, 1997 due to a decrease in gain on sale of securities available for sale, gain on sale of loans, and other noninterest income.  Gain on sale of securities available for sale is not a stable source of income and no assurance can be given that the Bank will generate such gains in the future.

Noninterest income decreased from $71,000 for the nine months ended June 30, 1996 to
$26,000 for the nine months ended June 30, 1997.  The 1996 period included a gain on sale of securities available for sale of $46,000, compared to $5,000 for the 1997 period.

General and Administrative Expenses
General and administrative expenses increased from $295,000 for the three months ended June
30, 1996 to $356,000 for the three months ended June 30, 1997.  Professional services increased due to services related to the proposed merger with Central Illinois Bancorp, Inc.
Compensation and benefits decreased from $160,000 for the three months ended June 30, 1996 to $149,000 for the three months ended June 30, 1997 due to the termination of the ESOP effective May 1, 1997.  The Bank has filed an application with the Internal Revenue Service to terminate the Plan on that date.  Advertising and promotion expense increased due to promotion of loan products.

General and administrative expenses decreased from $1,076,000 for the nine months ended June
30, 1996 to $960,000 for the nine months ended June 30, 1997.  The decrease was due to lower compensation and benefits and deposit insurance premiums, offset by higher professional services.
Compensation and benefits decreased from $555,000 for the nine months ended June 30, 1996 to $452,000 for the nine months ended June 30, 1997 since the 1996 period includes the immediate vesting upon the ratification of the plan.  Professional services increased due to the proposed merger, offset by a substantial decline in recurring services.  Advertising and promotion expense increased due to promotion of loan products.

Income Taxes
Income taxes fluctuated due to the level of pre-tax income.


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


                                                          FIRST OZAUKEE CAPITAL CORP.
                                                                                (Registrant)


DATE: August 13, 1997                                     BY:    Russell S. Jones
                                                                 Russell S. Jones, Chairman of the Board and
                                                                 President (Principal Executive Officer and
                                                                 Principal Financial and Accounting Officer)